Form 10-Q
period 1996-06-30
ADAMS OUTDOOR ADVERTISING LTD PARTNERSHIP; ADAMS OUTDOOR ADVERTISING INC
filed 1996-08-13
CIK 1011976, 1011977

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                                 June 30, 1996

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

                         Commission File No. 333-3338

                           MINNESOTA                  41-1540241
                (State or other jurisdiction of    (I.R.S. Employer
                incorporation or organization)     Identification No.)

                               -------------------------

                        ADAMS OUTDOOR ADVERTISING, INC.
            (Exact name of registrant as specified in its charter)

                        Commission File No. 333-3338-01

                           MINNESOTA                  41-154024
                (State or other jurisdiction of    (I.R.S. Employer
                incorporation or organization)     Identification No.)

                       1380 West Paces Ferry Road, N.W.
                             Suite 170, South Wing
                              Atlanta, Ga  30327
                   (Address of principal executive offices)

                                (404) 233-1366
             (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     None.

          Securities Registered Pursuant to Section 12(g) of the Act:
                         10 3/4% Senior Notes Due 2006

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES       NO  X
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (Applicable only to Adams Outdoor Advertising, Inc.)

Class                               Outstanding as of August 9, 1996
- -----                               --------------------------------
Common Stock,
$.001 par value                            10,000

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                        ADAMS OUTDOOR ADVERTISING, INC.

                 Securities and Exchange Commission Form 10-Q
                  for the Second Quarter Ended June 30, 1996

                                     INDEX
                                                            Page Number
                                                            -----------
PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets of Adams Outdoor
             Advertising Limited Partnership as
             of June 30, 1996 and December 31, 1995
             (unaudited).........................................    1

             Statements of Operations of
             Adams Outdoor Advertising Limited Partnership
             for the quarters and six months ended June 30, 1996
             and June 30, 1995 (unaudited).......................    2

             Statements of Cash Flows of
             Adams Outdoor Advertising Limited Partnership
             for the six months ended June 30, 1996
             and June 30, 1995 (unaudited).......................    3

             Notes to Interim Financial Statements of
             Adams Outdoor Advertising Limited Partnership
             (unaudited).........................................    4

             Balance Sheets of Adams Outdoor
             Advertising, Inc. as of June 30, 1996 and
             December 31, 1995 (unaudited).......................    6

             Statements of Operations of
             Adams Outdoor Advertising, Inc. for the quarters
             and six months ended June 30, 1996 and
             June 30, 1995 (unaudited)...........................    7

             Statements of Cash Flows of
             Adams Outdoor Advertising, Inc. for the
             six months ended June 30, 1996 and
             June 30, 1995 (unaudited)...........................    8

             Notes to Interim Financial Statements of
             Adams Outdoor Advertising, Inc.
             (Unaudited).........................................    9

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................   10

PART II.  OTHER INFORMATION

             Item 1.  Legal Proceedings..........................   14
             Item 2.  Changes in Securities......................   14
             Item 3.  Defaults Upon Senior Securities............   14
             Item 4.  Submission of Matters to a Vote of Security
                      Holders....................................   14
             Item 5.  Other Information..........................   14
             Item 6.  Exhibits and Reports on Form 8-K...........   14

SIGNATURES.......................................................   15

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                       June 30,     December 31,
                          ASSETS                                         1996           1995
                          ------                                       --------     ------------
Current assets:
 Cash and cash equivalents                                             $  1,914       $  2,131
 Accounts receivable, less allowance for doubtful accounts of
  $689,727 and $546,123 at June 30, 1996 and December 31,
  1995, respectively                                                      6,655          5,324
 Accounts receivable from related parties                                   187            172
 Accounts receivable from employees                                          65            160
 Inventories                                                                207            208
 Prepaid rent                                                             1,707          1,535
 Other prepaid expenses                                                   1,230          1,284
                                                                       --------       --------
  Total current assets                                                   11,965         10,814

Property, plant and equipment, net                                       31,026         31,371
Intangible assets, net                                                    9,699          5,950
Other assets                                                                 71             76
                                                                       --------       --------
                                                                        $52,761       $ 48,211
                                                                       ========       ========

                  LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                  ------------------------------------------

Current liabilities:
 Accounts payable                                                           271            226
 Interest payable                                                         3,510            680
 Interest payable to related parties                                          0            340
 Accrued expenses and other                                               1,537          1,499
 Current installments of long term debt                                     231          2,125
 Deferred compensation                                                    1,714              0
                                                                       --------       --------
  Total current liabilities                                               7,263          4,870

Long term debt, less current installments                               108,799         90,598
Long term debt - related parties                                              0         14,719
Other liabilities                                                            70            123
Deferred compensation                                                     2,203          4,730
                                                                       --------       --------
  Total liabilities                                                     118,335        115,040

Partners' equity (deficit):
 General partners' deficit                                              (66,574)       (67,829)
 Limited partners' equity                                                 1,000          1,000
                                                                       --------       --------
  Total partners' deficit                                               (65,574)       (66,829)
                                                                       --------       --------
Commitments and contingencies
                                                                        $52,761       $ 48,211
                                                                       ========       ========

 See accompanying notes to unaudited interim financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                        Quarter Ended            Six Months Ended
                                                           June 30,                   June 30,
                                                       1996        1995          1996         1995
                                                      -------     -------       -------      -------
Gross Revenues                                        $13,684     $12,655       $25,081      $23,186
   Less agency commissions                              1,421       1,259         2,438        2,266
                                                      -------     -------       -------      -------
     Net outdoor advertising revenue                   12,263      11,396        22,643       20,920

Operating expenses:
   Direct advertising expenses                          5,505       5,255        10,977       10,511
   Corporate general and administrative                   478         284           945          541
   Depreciation and amortization                        1,444       1,390         2,891        2,777
   Deferred compensation                                  150         364           400        1,516
                                                      -------     -------       -------      -------
     Total operating expenses                           7,577       7,293        15,213       15,345
                                                      -------     -------       -------      -------
     Operating income                                   4,686       4,103         7,430        5,575
                                                      -------     -------       -------      -------
Other expenses (income):
   Interest expense                                     3,077       2,365         5,809        5,378
   Interest expense - related parties                      47         454           322          527
   Other expenses (income), net                           (14)        (18)          (13)         (20)
   (Gain) loss on disposals of property, plant
     and equipment, net                                    (5)          0            (7)          (8)
                                                      -------     -------       -------      -------
     Total other expenses                               3,105       2,801         6,111        5,877
                                                      -------     -------       -------      -------
     Net income (loss)                                $ 1,581     $ 1,302       $ 1,319      $  (302)
                                                      =======     =======       =======      =======

See accompanying notes to unaudited interim financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                            1996              1995
                                                                          ---------          -------
Cash flows from operating activities:
 Net Income (Loss)                                                        $   1,319          $  (302)
 Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
   Depreciation                                                               2,771            2,661
   Amortization of intangible assets                                            695              364
   Deferred compensation expense                                                400            1,516
   Payments of deferred compensation                                         (1,213)            (232)
   Net barter loss                                                              113               42
   (Gain) loss on disposals of property, plant and
    equipment, net                                                               (7)              (8)

   Changes in assets and liabilities:
    Increase in accounts receivable, net                                     (1,390)          (1,146)
    Decrease (increase) in inventories                                            1              (10)
    Increase in prepaid rent and other prepaid expenses                        (118)            (514)
    Decrease (increase) in other assets                                           5               (3)
    (Decrease) increase in accounts payable and accrued expenses                 83             (218)
    Increase in interest payable                                              2,489               (0)
    Decrease in other liabilities                                               (52)            (188)
                                                                          ---------          -------
      Net cash provided by operating activities                               5,096            1,962

Cash flows from investing activities:
    Additions to property, plant and equipment                               (2,427)          (1,117)
    Proceeds from sale of property, plant
      and equipment                                                              34               15
                                                                          ---------          -------
    Net cash used in investing activities                                    (2,393)          (1,102)

Cash flows from financing activities:
    Debt financing costs                                                     (4,444)            (108)
    Proceeds from Senior Notes                                              105,000              395
    Payments on long-term debt                                             (107,211)          (1,278)
    Advances on revolving line of credit                                      3,799                0
    Distribution to investor                                                    (64)
                                                                          ---------          -------
      Net cash used in financing activities                                  (2,920)            (991)
                                                                          ---------          -------

       Net decrease in cash and cash equivalents                               (217)            (131)

Cash and cash equivalents at beginning of period                              2,131            1,722
                                                                          ---------          -------
Cash and cash equivalents at end of period                                $   1,914          $ 1,591
                                                                          =========          =======

See accompanying notes to unaudited interim financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                                 JUNE 30, 1996

                                  (UNAUDITED)


(1)  BASIS OF PRESENTATION

   The accompanying unaudited financial statements included herein have been prepared by Adams Outdoor Advertising Limited Partnership (the "Company") in accordance with the instructions for Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consist of normal recurring accruals, which are necessary for a fair presentation of the information for the periods described. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the Company's 1995 audited financial statements and notes thereto.


(2)  DEFERRED COMPENSATION

   On March 31, 1995, the Chief Executive Officer and the Partnership mutually terminated his participation in deferred compensation benefits under his phantom stock agreement by agreeing to pay him $2,000,000 upon the refinancing of all of the Partnership's outstanding debt obligations. The Partnership expensed $787,550 as deferred compensation expense related to this transaction for the quarter ended March 31, 1995. The Chief Executive Officer received $1,000,000 as a deferred compensation payout in June, 1996. As a result, deferred compensation payable at June 30, 1996 and December 31, 1995 includes $1,000,000 and $2,000,000, respectively, related to this arrangement.


(3)  REFINANCING

   On March 12, 1996, the Company refinanced (the "Refinancing") its debt structure by issuing $105 million of 10 3/4%, Senior Notes due 2006 ("Senior Notes") under an Indenture (the "Indenture"), and entered into a $15 million revolving line of credit (the "New Credit Facility"). Substantially all of the assets of the Company are pledged to secure indebtedness of up to $15.0 million (of which approximately $3.8 million was outstanding as of June 30, 1996) under the New Credit Facility and, accordingly, the lenders thereunder will have a prior claim on those assets. Permitted borrowings under the New Credit Facility are subject to various conditions. In addition, the availability of borrowings are subject to compliance with certain financial covenants. Scheduled reductions in the banks' commitments under the New Credit Facility will commence in 1997. The agreement governing the New Credit Facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability, and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

                         ADAMS OUTDOOR ADVERTISING, INC.

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                          June 30,   December 31,
                 ASSETS                     1996         1995
                 ------                   --------   ------------
Investment..............................   $ 40         $ 40
                                           =====        =====
         STOCKHOLDER'S EQUITY
         --------------------

Preferred stock, $0.001 par value
     Authorized 800,000 shares; no
       shares issued and outstanding....   $ --         $ --
Common stock, $0.001 par value
     Authorized 200,000 shares; 10,000
       shares issued and outstanding....    100          100
Additional paid-in capital..............    900          900
Common stock subscribed.................   <960>        <960>
                                           -----        -----
                                           $ 40         $ 40
                                           =====        =====



        See accompanying notes to unaudited interim financial statements.

                        ADAMS OUTDOOR ADVERTISING, INC.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                 Quarter Ended              Six Months Ended
                                    June 30,                     June 30,
                               -----------------            -----------------
                               1996         1995            1996         1995
                               ----         ----            ----         ----
Revenues...................... $ --         $ --            $ --         $ --
                                 --           --              --           --
Expenses...................... ----         ----            ----         ----

Net income (loss)............. $ --         $ --            $ --         $ --
                               ====         ====            =====        ====

       See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                         SIX MONTHS ENDED
                                             JUNE 30,
                                             --------
                                         1996        1995
                                         ----        ----
Cash flows from operating activities      $ -         $ -

Cash flows from investing activities..

Cash flows from financing activities..      -           -
                                          ---         ---

      Net change in cash..............      -           -
Cash at beginning of period...........      -           -
                                          ---         ---

Cash at end of period.................    ===         ===


       See accompanying notes to unaudited interim financial statements.

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited financial statements included herein have been prepared by Adams Outdoor Advertising, Inc. ("AOAI") in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. All adjustments consist of normal recurring accruals, which are necessary for a fair presentation of the information for the periods described. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations.
Although AOAI believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with AOAI's 1995 audited financial statements and notes thereto.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Except for its interests and activities as managing general partner of Adams Outdoor Advertising Limited Partnership (the "Company"), Adams Outdoor Advertising, Inc. ("AOAI") has nominal assets and does not conduct any operations. Accordingly, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" relate to the Company and the financial statements of the Company included in this filing.


RESULTS OF OPERATIONS

Quarter Ended June 30, 1996 Compared With Quarter Ended June 30, 1995
- ---------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the quarter ended June 30, 1996 of $12.3 million increased by 7.6% from $11.4 million for the comparable period in 1995. This increase resulted from higher advertising rates and an increase in the number of displays sold.

Direct advertising expenses for the quarter ended June 30, 1996 of $5.5 million increased by 4.8% from $5.3 million for the comparable period in 1995. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

Corporate, general and administrative expenses for the quarter ended June 30, 1996 of $478,000 increased by 68.3% from $284,000 for the comparable period in 1995. This increase was attributable to increased compensation, directors' fees and travel expenses.

Depreciation and amortization for the quarter ended June 30, 1996 of $1.4 million increased by 3.9% from $1.4 million for the comparable period in 1995. The depreciation increased as a result of additions to property, plant and equipment during 1995 and early 1996.

Deferred compensation expense for the quarter ended June 30, 1996 of $150,000 decreased significantly from $364,000 for the comparable period in 1995 primarily due to the termination in March of 1995 of a deferred compensation plan made with the Chief Executive Officer of the Company, by the terms of which the Company agreed to pay a total of $2.0 million following consummation of the refinancing of the Company's then outstanding long-term debt.

Interest expense for the quarter ended June 30, 1996 of $3.1 million increased 10.8% from $2.8 million for the comparable period in 1995. This increase was due to a higher effective interest rate, which was only partially offset by a lower level of outstanding debt. For the quarters ended June 30, 1996 and June 30, 1995, the effective interest rates were 10.72% and 9.4%, respectively, on average outstanding balances of $112.5 million and $113.5 million, respectively.

Net income for the quarter ended June 30, 1996 increased to $1.6 million from $1.3 million for the comparable period in 1995 as a result of the items discussed above.

Six months Ended June 30, 1996 Compared With Six Months Ended June 30, 1995
- ---------------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the six months ended June 30, 1996 of $22.6 million increased by 8.2% from $20.9 million for the comparable period in 1995. This increase resulted from higher advertising rates and an increase in the number of displays sold.

Direct advertising expenses for the six months ended June 30, 1996 of $11.0 million increased by 4.4% from $10.5 million for the comparable period in 1995. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

Corporate, general and administrative expenses for the six months ended June 30, 1996 of $945,000 increased by 74.7% from $541,000 for the comparable period in 1995. This increase was attributable to increased compensation, directors' fees and travel expenses.

Depreciation and amortization for the six months ended June 30, 1996 of $2.9 million increased by 4.1% from $2.8 million for the comparable period in 1995 primarily as a result of additions to property, plant and equipment during 1995 and early 1996.

Deferred compensation expense for the six months ended June 30, 1996 of $400,000 decreased significantly from $1.5 million for the comparable period in 1995 primarily due to the termination in March of 1995 of a deferred compensation plan made with the Chief Executive Officer of the Company, by the terms of which the Company agreed to pay a total of $2.0 million following consummation of the refinancing of the Company's then outstanding long-term debt.

Interest expense for the six months ended June 30, 1996 of $6.1 million increased by 3.8% from $5.9 million for the comparable period in 1995. This increase was due to a higher effective interest rate, which was only partially offset by a lower level of outstanding debt. For the six months ended June 30, 1996 and June 30, 1995, the effective interest rates were 10.0% and 9.4%, respectively, on average outstanding balances of $110.8 million and $113.6 million, respectively. In addition, amortization of loan costs are included in interest expense.

Net income for the six months ended June 30, 1996 increased to $1.3 million from a net loss of $302,000 for the comparable period in 1995 primarily as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the six months ended June 30, 1996 of $10.7 million increased by 8.6% from $9.9 million for the comparable period in 1995. For the quarter ended June 30, 1996, Operating Cash Flow of $6.3 million increased 7.2% from $5.9 million for the comparable period in 1995. These increases were directly attributable to the aforementioned increases in net revenues coupled with only modest increases in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

On March 12, 1996 the Company, together with its managing general partner, AOAI, privately placed $105,000,000 of their 10 3/4% Senior Notes due 2006 issued under an indenture (the "Indenture") and entered into a new credit facility (the "New Credit Facility") pursuant to which it may borrow up to $15 million on a revolving basis (the "Refinancing").

The Company incurred substantial debt in connection with the acquisition of its outdoor advertising businesses from 1983 to 1988. The acquisition debt was restructured in 1992 to reduce interest rates, extend maturities and modify financial covenants. As part of the Refinancing, substantially all of the Company's outstanding debt was refinanced. As a result of the Refinancing, the average maturities of the Company's debt at December 31, 1995 (without the extension of the existing debt) were extended from one year to approximately nine years.

Historically, the Company's cash needs have arisen from operating expenses (primarily direct advertising expenses and corporate, general and administrative expenses), debt service, capital expenditures and deferred compensation payments under phantom stock agreements. As a result of the Refinancing, the Company's interest expense will increase due to the higher weighted average interest rate.

The Company's primary sources of cash are net cash generated from operating activities and borrowings under the New Credit Facility. The Company's net cash provided from operations increased by 159.7% to $5.1 million for the six months ended June 30, 1996 from $2.0 million for the six months ended June 30, 1995.

Under the Company's previous credit agreement which was repaid as part of the Refinancing, excess cash (as defined) was required to be applied to reduce the Company's indebtedness and capital expenditures were limited. The Company reduced its debt by $5.8 million in 1995. The Company also made capital expenditures, primarily for new billboard construction in existing markets, of $2.3 million in 1995. The Company expects that its capital expenditures during 1996 will be approximately $3.7 million and will be primarily for new billboard construction, the upgrading of existing displays and the research and development of new advertising media. The Company made capital expenditures of $2.4 million during the six months ended June 30, 1996 compared to $1.1 million during the six months ended June 30, 1995.

At December 31, 1995, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $4.7 million in the aggregate. The Company's previous debt agreements limited payments of deferred compensation to no more than $250,000 per year. The New Credit Facility and the Indenture permit the payment of the deferred compensation which was accrued at December 31, 1995. Such payments are scheduled to be paid during the 1996 through 2002 period. During the six months ended June 30, 1996, payments of deferred compensation totaled $1.2 million.

The New Credit Facility is a revolving credit facility of up to $15.0 million. At June 30, 1996, the outstanding borrowings under the New Credit Facility were $3.8 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the New Credit Facility. Permitted borrowings under the New Credit Facility are subject to various conditions, including the attainment of certain performance measures by the Company. Scheduled reductions in the lenders' commitments under the New Credit Facility will commence in 1997. The agreement governing the New Credit Facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

The Company believes that net cash provided from operations and available credit under the New Credit Facility will be sufficient to meet its cash needs for its current operations, required debt payments, anticipated capital expenditures and the deferred compensation payments for the reasonably foreseeable future.

IMPACT OF INFLATION

Though increases in operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material effect on operating profit during the past several years.

SEASONALITY

Although revenues during the first and fourth quarters are slightly lower than the other quarters, management does not believe that seasonality has a significant impact on the operations or cash flow of the Company.

Information contained in this 10-Q including, without limitation, in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology as "may," "will," "would," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Certain factors, including financial leverage, government regulation, competition and general economic condition could cause actual results to differ materially from those in such forward-looking statements.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         During the period covered by this Report, the constituent instruments defining the rights of the holders of registered securities were not materially modified, nor were the rights evidenced by the registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         During the period covered by this Report, there has been no material default with respect to any indebtedness of the Registrants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:

             (27)  Financial data schedule

         (b) No reports on Form 8-K have been filed during the quarter for which the report is filed.

                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 12, 1996                 ADAMS OUTDOOR ADVERTISING
                                       LIMITED PARTNERSHIP

                                       By: Adams Outdoor Advertising, Inc.
                                           Its General Partner


                                       By: /s/ J. Kevin Gleason
                                           ----------------------------------
                                           J. Kevin Gleason
                                           President and Chief Executive Officer


                                       By: /s/ Abe Levine
                                           ----------------------------------
                                           Abe Levine
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)


                                       ADAMS OUTDOOR ADVERTISING, INC.


                                       By: /s/ J. Kevin Gleason
                                           ----------------------------------
                                           J. Kevin Gleason
                                           President and Chief Executive Officer


                                       By: /s/ Abe Levine
                                           ----------------------------------
                                           Abe Levine
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)