Form 10-Q
period 1996-09-30
ADAMS OUTDOOR ADVERTISING LTD PARTNERSHIP; ADAMS OUTDOOR ADVERTISING INC
filed 1996-11-13
CIK 1011976, 1011977

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1996

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                         Commission File No. 333-3338

                 MINNESOTA                         41-1540241
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

                              ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (Applicable only to Adams Outdoor Advertising, Inc.)

Class                 Outstanding as of November 11, 1996
-----                 -----------------------------------
Common Stock,
$.001 par value       10,000

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                        ADAMS OUTDOOR ADVERTISING, INC.

                  Securities and Exchange Commission Form 10-Q
                for the Second Quarter Ended September 30, 1996

                                     INDEX
                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets of Adams Outdoor
              Advertising Limited Partnership as of
              September 30, 1996 and December 31, 1995
              (unaudited)..........................................          1

              Statements of Operations of
              Adams Outdoor Advertising Limited Partnership
              for the quarters and nine months ended September 30,
              1996 and September 30, 1995 (unaudited)..............          2

              Statements of Cash Flows of
              Adams Outdoor Advertising Limited Partnership
              for the nine months ended September 30, 1996
              and September 30, 1995 (unaudited)...................          3

              Notes to Interim Financial Statements of
              Adams Outdoor Advertising Limited Partnership
              (unaudited)..........................................          4

              Balance Sheets of Adams Outdoor
              Advertising, Inc. as of September 30, 1996 and
              December 31, 1995 (unaudited)........................          6

              Statements of Operations of
              Adams Outdoor Advertising, Inc. for the quarters
              and nine months ended September 30, 1996 and
              September 30, 1995 (unaudited).......................          7

              Statements of Cash Flows of
              Adams Outdoor Advertising, Inc. for the
              nine months ended September 30, 1996 and
              September 30, 1995 (unaudited).......................          8

              Notes to Interim Financial Statements of
              Adams Outdoor Advertising, Inc.
              (unaudited)..........................................          9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................         10

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings....................................         14
     Item 2.  Changes in Securities................................         14
     Item 3.  Defaults Upon Senior Securities......................         14
     Item 4.  Submission of Matters to a Vote of Security
              Holders..............................................         14
     Item 5.  Other Information....................................         14
     Item 6.  Exhibits and Reports on Form 8-K.....................         14

SIGNATURES.........................................................         15

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                  September 30,    December 31,
                                                                      1996             1995
                                                                  -------------    ------------

                           ASSETS
                          ------
Current assets:
   Cash and cash equivalents                                           $4,067           $2,131
   Accounts receivable, less allowance for doubtful accounts of
     $738,659 and $546,123 at September 30, 1996 and
     December 31, 1995, respectively                                    6,434            5,324
   Accounts receivable from related parties                               196              172
   Accounts receivable from employees                                      43              160
   Inventories                                                            203              208
   Prepaid rent                                                         1,814            1,535
   Other prepaid expenses                                                 837            1,284
                                                                       ------           ------
     Total current assets                                              13,594           10,814

Property, plant and equipment, net                                     30,416           31,371
Intangible assets, net                                                  9,803            5,950
Other assets                                                               71               76
                                                                       ------           ------
                                                                      $53,884          $48,211
                                                                      =======          =======

                           LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                           -----------------------------------------
Current liabilities:
   Accounts payable                                                       407              226
   Interest payable                                                       540              680
   Interest payable to related parties                                     48              340
   Accrued expenses and other                                           1,549            1,499
   Current installments of long term debt                                 231            2,125
   Deferred compensation                                                1,699                -
                                                                        -----            -----
     Total current liabilities                                          4,474            4,870

Long term debt, less current installments                             113,839           90,598
Long term debt - related parties                                            -           14,719
Other liabilities                                                          29              123
Deferred compensation                                                   2,354            4,730
                                                                      -------          -------
     Total liabilities                                                120,696          115,040

Partners' equity (deficit):
   General partners' deficit                                          (67,812)         (67,829)
   Limited partners' equity                                             1,000            1,000
                                                                       ------           ------
     Total partners' deficit                                          (66,812)         (66,829)

Commitments and contingencies
                                                                      -------          -------
                                                                      $53,884          $48,211
                                                                      =======          =======

See accompanying notes to unaudited interim financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                          (Dollars in Thousands)

                                                                Quarter Ended                              Nine Months Ended
                                                                 September 30,                               September 30,
                                                          1996                    1995                 1996                1995
                                                        -------                 -------              -------              ------
Gross Revenues                                          $13,590                 $12,506              $38,671              $35,692
   Less agency commissions                                1,426                   1,289                3,864                3,555
                                                        -------                 -------              -------              -------
     Net outdoor advertising revenue                     12,164                  11,217               34,807               32,137
Operating expenses:
   Direct advertising expenses                            5,320                   5,105               16,297               15,616
    Corporate general and administrative                    375                     298                1,320                  839
    Depreciation and amortization                         1,448                   1,388                4,339                4,165
    Deferred compensation                                   150                     364                  550                1,880
                                                        -------                 -------              -------              -------
      Total operating expenses                            7,293                   7,155               22,506               22,500
                                                        -------                 -------              -------              -------
     Operating income                                     4,871                   4,062               12,301                9,637
                                                        -------                 -------              -------              -------
Other expenses (income):
   Interest expense                                       3,026                   2,261                8,835                7,639
   Interest expense - related parties                        22                     455                  344                  982
   Other expenses (income), net                               3                      51                  (10)                  31
   Gain disposals of property, plant
     and equipment, net                                     (12)                    (20)                 (19)                 (28)
                                                         ------                 -------              -------              -------
     Total other expenses                                 3,039                   2,747                9,150                8,624
                                                         ------                --------              -------              -------
     Net income                                          $1,832                  $1,315               $3,151               $1,013
                                                         ======                  ======               ======               ======

See accompanying notes to unaudited interim financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                            1996               1995
                                                                          ---------          --------
Cash flows from operating activities:
   Net Income                                                             $   3,151          $  1,013
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation                                                           4,159             3,991
       Amortization of intangible assets                                        645               526
       Deferred compensation expense                                            550             1,880
       Net barter loss                                                           93                65
       (Gain) loss on disposals of property, plant and
         equipment, net                                                         (19)              (28)

       Changes in assets and liabilities:
         Increase in accounts receivable, net                                (1,205)          (1,398)
         Decrease (increase) in inventories                                      61               (7)
         (Increase) decrease in prepaid rent and other prepaid expenses         168             (318)
         Decrease (increase) in other assets                                      5             (290)
         Increase (decrease) in accounts payable and accrued expenses           231             (253)
         Decrease in interest payable                                          (432)             (44)
         Decrease in other liabilities                                          (94)            (119)
                                                                          ---------          -------
           Net cash provided by operating activities                          7,313            5,018

Cash flows from investing activities:
         Additions to property, plant and equipment                          (3,184)          (1,650)
         Proceeds from sale of property, plant
            and equipment                                                        38               53
                                                                          ---------          -------
         Net cash used in investing activities                               (3,146)          (1,597)

Cash flows from financing activities:
         Debt financing costs                                                (4,498)            (158)
         Proceeds from Senior Notes                                         105,000                -
         Payments on long-term debt, net                                   (107,211)          (3,237)
         Advances on revolving line of credit                                 8,839                -
         Payments of deferred compensation                                   (1,227)            (250)
         Distribution to investor                                            (3,134)               -
                                                                          ---------          -------
           Net cash used in financing activities                             (2,231)          (3,645)
                                                                          ---------          -------
            Net decrease in cash and cash equivalents                         1,936             (224)


Cash and cash equivalents at beginning of period                              2,131            1,722
                                                                          ---------          -------
Cash and cash equivalents at end of period                                $   4,067          $ 1,498
                                                                          =========          =======

See accompanying notes to unaudited interim financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996

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


(2)  DEFERRED COMPENSATION

   On March 31, 1995, the Chief Executive Officer and the Company mutually terminated his participation in deferred compensation benefits under his phantom stock agreement by agreeing to pay him $2,000,000 upon the refinancing of all of the Company's outstanding debt obligations. The Company expensed $787,550 as deferred compensation expense related to this transaction for the quarter ended March 31, 1995. The Chief Executive Officer received $1,000,000 as a deferred compensation payout in June, 1996. As a result, deferred compensation payable at September 30, 1996 and December 31, 1995 includes $1,000,000 and $2,000,000, respectively, related to this arrangement.


(3)  REFINANCING

   On March 12, 1996, the Company refinanced (the "Refinancing") its debt structure by issuing $105 million of 10 3/4%, Senior Notes due 2006 ("Senior Notes") under an Indenture (the "Indenture"), and entered into a $15 million revolving line of credit (the "New Credit Facility"). Substantially all of the assets of the Company are pledged to secure indebtedness of up to $15.0 million (of which approximately $8.8 million was outstanding as of September 30, 1996) under the New Credit Facility and, accordingly, the lenders thereunder will have a prior claim on those assets. Permitted borrowings under the New Credit Facility are subject to various conditions. In addition, the availability of borrowings are subject to compliance with certain financial covenants. Scheduled reductions in the banks' commitments under the New Credit Facility will commence in 1997. The agreement governing the New Credit Facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability, and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.


(4)  ACQUISITION

   On November 7, 1996 the Company acquired all of the Northeast Pennsylvania assets of the Matthew Outdoor Advertising network for $8.25 million in cash. The transaction will be accounted for using the purchase method of accounting during the fourth quarter of 1996.

                        ADAMS OUTDOOR ADVERTISING, INC.

                                BALANCE SHEETS
                                 (UNAUDITED)

                                                                               September 30,   December 31,
                                                                                    1996           1995
                        ASSETS                                                 --------------  ------------
                        ------
Investment...................................................................    $  40          $   40
                                                                                 =====           =====
                 STOCKHOLDER'S EQUITY
                 --------------------
Preferred stock, $0.001 par value
       Authorized 800,000 shares; no shares issued and outstanding.........       $ --           $  --
Common stock, $0.001 par value
      Authorized 200,000 shares; 10,000 shares issued and outstanding........      100             100
Additional paid-in capital...................................................      900             900
Common stock subscribed......................................................     <960>           <960>
                                                                                 -----           -----
                                                                                 $  40           $  40
                                                                                 =====           =====



See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                  Quarter Ended     Nine Months Ended
                                  September 30,       September 30,
                                 --------------     -----------------
                                 1996      1995       1996    1995
                                 ----      ----     -------  --------
Revenues.......................  $ --      $ --      $ --      $ --
Expenses.......................    --        --        --        --
                                 ----      ----      ----      ----
Net income (loss)..............  $ --      $ --      $ --      $ --
                                 ====      ====      ====      ====

See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                        NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                        -----------------
                                         1996         1995
                                        ------       ------
Cash flows from operating activities..  $ --          $ --
Cash flows from investing activities..
Cash flows from financing activities..    --            --
                                        ----          ----

      Net change in cash..............    --            --
Cash at beginning of period...........    --            --
                                        ----          ----

Cash at end of period.................  $ --          $ --
                                        ====          ====



See accompanying notes to unaudited interim financial statements

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 1996 Compared With Quarter Ended September 30, 1995
-------------------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the quarter ended September 30, 1996 of $12.2 million increased by 8.4% from $11.2 million for the comparable period in 1995. This increase resulted from higher advertising rates and an increase in the number of displays sold.

Direct advertising expenses for the quarter ended September 30, 1996 of $5.3 million increased by 4.2% from $5.1 million for the comparable period in 1995. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

Corporate, general and administrative expenses for the quarter ended September 30, 1996 of $375,000 increased by 25.8% from $298,000 for the comparable period in 1995. This increase was attributable to increased compensation, directors' fees and travel expenses.

Depreciation and amortization for the quarter ended September 30, 1996 of $1.4 million increased by 4.3% from $1.4 million for the comparable period in 1995. The depreciation increased as a result of additions to property, plant and equipment during 1995 and early 1996.

Deferred compensation expense for the quarter ended September 30, 1996 of $150,000 decreased significantly from $364,000 for the comparable period in 1995 primarily due to the termination in March of 1995 of a deferred compensation plan made with the Chief Executive Officer of the Company, by the terms of which the Company agreed to pay a total of $2.0 million following consummation of the refinancing of the Company's then outstanding long-term debt.

Interest expense for the quarter ended September 30, 1996 of $3.0 million increased 12.2% from $2.7 million for the comparable period in 1995. This increase was due to a higher effective interest rate, which was only partially offset by a lower level of outstanding debt. For the quarters ended September 30, 1996 and September 30, 1995, the effective interest rates were 10.6% and 9.4%, respectively, on average outstanding balances of $110.5 million and $111.2 million, respectively.

Net income for the quarter ended September 30, 1996 increased to $1.8 million from $1.3 million for the comparable period in 1995 as a result of the items discussed above.

Nine months Ended September 30, 1996 Compared With Nine months Ended September
------------------------------------------------------------------------------
30, 1995
--------

Net revenues (gross revenues net of agency commissions) for the nine months ended September 30, 1996 of $34.8 million increased by 8.3% from $32.1 million for the comparable period in 1995. This increase resulted from higher advertising rates and an increase in the number of displays sold.

Direct advertising expenses for the nine months ended September 30, 1996 of $16.3 million increased by 4.4% from $15.6 million for the comparable period in 1995. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

Corporate, general and administrative expenses for the nine months ended September 30, 1996 of $1.3 million increased by 57.3% from $839,000 for the comparable period in 1995. This increase was attributable to increased compensation, directors' fees and travel expenses.

Depreciation and amortization for the nine months ended September 30, 1996 of $4.3 million increased by 4.2% from $4.2 million for the comparable period in 1995 primarily as a result of additions to property, plant and equipment during 1995 and early 1996.

Deferred compensation expense for the nine months ended September 30, 1996 of $550,000 decreased significantly from $1.9 million for the comparable period in 1995 primarily due to the termination in March of 1995 of a deferred compensation plan made with the Chief Executive Officer of the Company, by the terms of which the Company agreed to pay a total of $2.0 million following consummation of the refinancing of the Company's then outstanding long-term debt.

Interest expense for the nine months ended September 30, 1996 of $9.2 million increased by 6.5% from $8.6 million for the comparable period in 1995. This increase was due to a higher effective interest rate, which was only partially offset by a lower level of outstanding debt. For the nine months ended September 30, 1996 and September 30, 1995, the effective interest rates were 10.2% and 9.4%, respectively, on average outstanding balances of $110.7 million and $112.8 million, respectively. In addition, amortization of loan costs are included in interest expense.

Net income for the nine months ended September 30, 1996 increased to $3.2 million from $1.0 million for the comparable period in 1995 primarily as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the nine months ended September 30, 1996 of $17.2 million increased by 9.6% from $15.7 million for the comparable period in 1995. For the quarter ended September 30, 1996, Operating Cash Flow of $6.5 million increased 11.3% from $5.8 million for the comparable period in 1995. These increases were directly attributable to the aforementioned increases in net revenues coupled with only modest increases in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

On March 12, 1996 the Company, together with its managing general partner, AOAI privately placed $105,000,000 of their 10 3/4% Senior Notes due 2006 issued under an indenture (the "Indenture") and entered into a new credit facility (the "New Credit Facility") pursuant to which it may borrow up to $15 million on a revolving basis (the "Refinancing").

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

Historically, the Company's cash needs have arisen from operating expenses (primarily direct advertising expenses and corporate general and administrative expenses), debt service, capital expenditures and deferred compensation payments under phantom stock agreements. As a result of the Refinancing, the Company's interest expense will increase due to the higher weighted average interest rate.

The Company's primary sources of cash are net cash generated from operating activities and borrowings under the New Credit Facility. The Company's net cash provided from operations increased by 45.7% to $7.3 million for the nine months ended September 30, 1996 from $5.0 million for the nine months ended September 30, 1995.

Under the Company's previous credit agreement which was repaid as part of the Refinancing, excess cash (as defined) was required to be applied to reduce the Company's indebtedness and capital expenditures were limited. The Company reduced its debt by $5.8 million in 1995. The Company also made capital expenditures, primarily for new billboard construction in existing markets, of $2.3 million in 1995. The Company expects that its capital expenditures during 1996 will be approximately $3.7 million and will be primarily for new billboard construction, the upgrading of existing displays and the research and development of new advertising media. The Company made capital expenditures of $3.2 million during the nine months ended September 30, 1996 compared to $1.7 million during the nine months ended September 30, 1995.

At December 31, 1995, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $4.7 million in the aggregate. The Company's previous debt agreements limited payments of deferred compensation to no more than $250,000 per year. The New Credit Facility and the Indenture permit the payment of the deferred compensation which was accrued at December 31, 1995. Such payments are scheduled to be paid during the 1996 through 2002 period. During the nine months ended September 30, 1996, payments of deferred compensation totaled $1.2 million.


The New Credit Facility is a revolving credit facility of up to $15.0 million. At September 30, 1996, the outstanding borrowings under the New Credit Facility were $8.8 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the New Credit Facility. Permitted borrowings under the New Credit Facility are subject to various conditions, including the attainment of certain performance measures by the Company. Scheduled reductions in the lenders' commitments under the New Credit Facility will commence in 1997. The agreement governing the New Credit Facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

The Company believes that net cash provided from operations and available credit under the New Credit Facility will be sufficient to meet its cash needs for its current operations, required debt payments, anticipated capital expenditures and the deferred compensation payments for the next twelve months.

IMPACT OF INFLATION

Through increases in operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material effect on operating profit during the past several years.

SEASONALITY

Although revenues during the first and fourth quarters are slightly lower than the other quarters, management does not believe that seasonality has a significant impact on the operations or cash flow of the Company.

Information contained in this 10-Q including, without limitation, in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology as "may," "will," "would," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Certain factors, including financial leverage, government regulation with respect to zoning and restrictions on outdoor advertising by the tobacco industry, competition and general economic condition could cause actual results to differ materially from those in such forward-looking statements.

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

Date:  November 11, 1996          ADAMS OUTDOOR ADVERTISING
                                  LIMITED PARTNERSHIP

                                  By Adams Outdoor Advertising, Inc.
                                   Its General Partner


                                  By  /s/ J. Kevin Gleason
                                     --------------------------
                                     J. Kevin Gleason
                                     President and Chief Executive Officer


                                  By  /s/ Abe Levine
                                     --------------------------
                                     Abe Levine
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)


                                  ADAMS OUTDOOR ADVERTISING, INC.



                                  By  /s/ J. Kevin Gleason
                                     --------------------------
                                     J. Kevin Gleason
                                     President and Chief Executive Officer


                                  By  /s/ Abe Levine
                                     --------------------------
                                     Abe Levine
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)