Form 10-K
period 1996-12-31
ADAMS OUTDOOR ADVERTISING LTD PARTNERSHIP; ADAMS OUTDOOR ADVERTISING INC
filed 1997-04-01
CIK 1011976, 1011977

ANNUAL REPORT

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

Commission File No. 333-3338

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          MINNESOTA                                    41-1540241
--------------------------------------------------------------------------------
(State or other jurisdiction                 (I.R.S.Employer Identification No.)
of incorporation or organization)

                             ____________________

                        ADAMS OUTDOOR ADVERTISING, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Commission File No. 333-3338-01

          MINNESOTA                                    41-1540245
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


1380 West Paces Ferry Road,                               30327
 N.W., Suite 170, South Wing,
 Atlanta, GA
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (404) 233-1366
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO  __
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (Applicable only to Adams Outdoor Advertising, Inc.)

Class                              Outstanding as of March 21, 1996
-----                              --------------------------------
Common Stock,
$.001 par value                    10,000

                                   CONTENTS
                                   --------


                                    PART I

ITEM  1.  BUSINESS
             General.......................................................
             History.......................................................
             Industry Overview.............................................
             Business Strategy.............................................
             Markets.......................................................
             Sales and Marketing...........................................
             Local Market Operations.......................................
             Competition...................................................
             Government Regulation.........................................
             Employees.....................................................


ITEM  2.  FACILITIES.........................................................
ITEM  3.  LEGAL PROCEEDINGS..................................................
ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................

                                    PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.............................................
ITEM  6.  SELECTED FINANCIAL DATA............................................
ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

             General.........................................................
             Results of Operations...........................................
             Liquidity and Capital Resources.................................
             Impact of Inflation.............................................
             Seasonality.....................................................
ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................
ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE................................

                                   PART III

ITEM 10.  MANAGEMENT
             Executive Officers and Directors................................
             Other Significant Management Personnel..........................
ITEM 11.  EXECUTIVE COMPENSATION.............................................
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT..
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

ITEM 1.
                                   BUSINESS

GENERAL

     Adams Outdoor Advertising Limited Partnership (the "Company") is the sixth largest owner and operator of outdoor advertising structures in the United States. Adams Outdoor Advertising, Inc. is the managing general partner of the Company. The Company currently provides outdoor advertising services to ten markets and surrounding areas in the midwest, southeast and mid-Atlantic states:
Charlotte, NC; Charleston, SC; Kalamazoo, MI; Lansing/Jackson, MI; Lehigh Valley, PA; Northeast PA ; Madison, WI; Minneapolis, MN; Norfolk, VA; and Peoria, IL. As of December 31, 1996, the Company operated, in the aggregate, approximately 9,700 advertising displays, including approximately 2,800 painted bulletins, 6,300 30-sheet posters, 150 junior (8-sheet) posters and 450 transit displays.

HISTORY

     The Company's business was founded in 1983 with the acquisition of Central Outdoor Advertising, which had offices in Lansing, Jackson and Kalamazoo, MI. Over the next five years, the Company pursued a strategy of geographic expansion into additional medium-sized markets, primarily through the acquisition of existing outdoor advertising businesses in selected midwest, southeast and mid-Atlantic markets. This geographic expansion strategy has enabled the Company to capitalize on the efficiencies, economies of scale and marketing opportunities associated with operating outdoor advertising businesses located in proximate or contiguous geographic markets to its primary markets. Since 1988, the Company's sales and growth in Operating Cash Flow (operating income plus depreciation, amortization and deferred compensation expense) has resulted from a concentration on rate and occupancy levels of existing inventory, construction of new displays, upgrading of displays in existing markets, and acquisition of displays in existing markets along with new market acquisitions in South Carolina and Pennsylvania. The Company has also been able to reduce operating expenses while achieving higher rate and occupancy levels.


INDUSTRY OVERVIEW

     Outdoor advertising is one of several major advertising media that include television, radio, newspapers and magazines, among others. According to the Outdoor Advertising Association of America, Inc. ("OAAA"), an industry trade association, outdoor advertising in the United States generated total revenues of approximately $ 2.0 billion in 1996, a record for the industry and a 7.3% increase over 1995. Because of its repetitive impact and relatively low cost-per-thousand impressions (a commonly used media standard), outdoor advertising is attractive to both large national advertisers and smaller local and regional businesses.

     The principal outdoor advertising display is the billboard, of which there are three standardized formats:

     * PAINTED BULLETINS are generally 14 feet high and 48 feet wide (672 square feet) and consist of panels or a single sheet of vinyl that are hand painted at the facilities of the outdoor advertising company or computer painted in accordance with design specifications supplied by the advertiser. The panels or vinyl are then transported to the billboard site and mounted to the face of the display. On occasion, to attract more attention, some of the displays are designed to extend beyond the linear edges of the display face and may include three-dimensional embellishments for which the outdoor advertising company often receives additional revenue. Because of painted bulletins' greater impact and higher cost relative to other types of billboards, they are usually located near major highways, and space is usually sold to advertisers for periods of four to twelve months.

     * 30-SHEET POSTERS are generally 12 feet high by 25 feet wide (300 square feet) and are the most common type of billboard. Lithographed or silk-screened paper sheets that are supplied by the advertiser are pre-pasted and packaged in airtight bags by the outdoor advertising company and applied, like wallpaper, to the face of the display. The 30-sheet posters are concentrated on major traffic arteries and space is usually sold to advertisers for periods of one to twelve months.

     * JUNIOR (8-SHEET) POSTERS are usually 6 feet high by 12 feet wide (72 square feet). The displays are prepared and mounted in the same manner as 30-sheet posters. Most junior posters, because of their smaller size, are generally concentrated on city streets and are targeted at pedestrian traffic. Space on junior posters is usually sold to advertisers for periods of one to twelve months.

     Typically, billboards are mounted on structures that are owned by the outdoor advertising company and located on sites that are owned or leased by it or on which it has an permanent easement. Leases of structure sites usually provide for a term of three to ten years depending on locale. A structure may contain one or more displays (generally two), each of which is referred to as a "face.'

     A more recent addition to the various types of outdoor advertising displays are bus shelter displays and transit ads, which are located on the sides of buses. Bus shelter displays are usually enclosed within glassed, back-lighted cases on two or more sides of a pedestrian shelter located at an urban bus stop. Transit displays are inserted into panels on the sides and back exteriors of buses. The advertisements appear on lithographed or silk screened posters supplied in a single sheet by the advertiser. Transit displays and bus shelter displays generally are sold to advertisers for periods of one to twelve months.

     Advertisers usually contract for outdoor displays (and other media exposure) through advertising agencies, which are responsible for the artistic design and written content of the advertising as well as the choice of media and the planning and implementation of the overall campaign. Outdoor advertising companies pay commissions to the agencies for advertising contracts secured through such agencies. Advertising contracts are negotiated on the basis of the monthly rates that are published in the outdoor advertising company's "rate card." These rates, which are typically set annually during the first quarter of each year, are based on a particular display's exposure (or number of "impressions" delivered) in relation to the demographics of the particular market and its location within that market. The number of "impressions" delivered by a display (measured by the number of vehicles passing the site during a defined period and weighted to give effect to such factors as its proximity to other displays and the speed and viewing angle of approaching traffic) are determined by surveys that are verified by the Traffic Audit Bureau, an independent agency which is the outdoor advertising industry's equivalent of television's Arbitron ratings and which audits approximately 175,000 outdoor advertising sites annually.

     Advertisers purchase outdoor advertising for a variety of reasons. In the case of restaurants, motels, service stations and similar roadside businesses, the message reaches potential customers close to the point of sale and provides ready directional information. For advertisers seeking to build product brand name awareness, outdoor advertising is attractive because of its constant repetition and comparatively low cost per thousand impressions.

     According to the OAAA, the top ten categories of businesses ranked by outdoor advertising expenditures for 1995 were entertainment, tobacco products, retail establishments, business and consumer services, automotive, hotel/motel, publishing and media, and alcoholic beverages.

BUSINESS STRATEGY

     The Company's strategy is to focus its operations on providing value-added outdoor advertising services to advertisers in medium-sized markets in which it is or could be the leading provider of such services. The Company believes that its focus on medium-sized markets allows it to achieve a dominant share of outdoor advertising revenues and display faces within those markets. The Company also believes that by educating current and potential customers on the effectiveness of the outdoor medium, it has a significant opportunity to gain a larger share of overall advertising expenditures. The Company's business strategy comprises the following elements:

     * Focus marketing efforts on local and regional advertisers in order to develop and maintain a diverse client base and to limit reliance on national advertising accounts. The Company believes that focusing on local and regional advertisers helps generate stable revenue growth and reduce its reliance on any single local economy or industry segment. In 1996 net revenues attributable to local and regional advertising accounted for 87.5% of total net revenues.

     * Take advantage of recent technological advances in computer and printing technology, which allow the Company to provide higher quality reproduction to its customers, thereby attracting new advertisers to the outdoor medium.

     * Raise potential customers' awareness of the reach, impact and value of outdoor an integral part of their advertising plan.

     * Continue to enhance sales, marketing and customer service capabilities. The Company's salespersons are paid pursuant to a performance-based compensation system and supervised by a local sales manager executing a coordinated marketing plan.

     * Increase revenues from existing display faces by developing programs that maximize advertising rates and optimize occupancy levels in each market. In addition, the Company also plans to pursue new advertising categories, such as transit buses and passenger shelters, to further diversify the Company's revenue base.

     * Expand operations within the Company's markets through construction of new display faces and the upgrading of existing displays, placing an emphasis on painted bulletins, which generally command higher rates and longer contracts from advertisers.

     * Pursue strategic acquisitions of outdoor displays in existing and contiguous markets and capitalize on the efficiencies, economies of scale and significant opportunities for inter-market cross-selling that are associated with operating in proximate or contiguous geographic markets.

     The Company recognizes, and closely monitors, the needs of its customers and seeks to provide them with a quality advertising product at a lower cost than competitive media. The Company believes it has a reputation of providing excellent customer service and quality outdoor advertising space. As such, the Company has been nationally recognized as a five star member (the highest ranking) of the OAAA, a distinction currently held by only 25 of the approximately 800 members of the OAAA.


MARKETS

     The Company operates in ten geographically-diverse medium-sized markets which offer to local, regional and national advertisers significant areas of population to whom advertising may be targeted. In addition, the Company offers comprehensive outdoor advertising services, including local production facilities and local representation, in all of its markets except in the Minneapolis market.

     The following table sets forth information as of December 31, 1996 with respect to each of the Company's markets, including the ADI (as defined herein) rank of that market and the number of each display type operated by the Company in that market:

                                  ADI           PAINTED     30-SHEET   8-SHEET    TRANSIT
                                  ---           -------    ---------  --------   --------
MARKET                          RANKING(A)     BULLETINS    POSTERS    POSTERS   DISPLAYS   TOTAL
------                          -----------    ---------   ---------  --------   --------   -----
Charlotte, NC................           31          602       870        66         --      1,538
Lansing/Jackson, MI..........          108          418       903        --         --      1,321
Kalamazoo, MI................           38          307       757        --         --      1,064
Lehigh Valley, PA (b)........           --          204       741        --         --        945
Madison, WI..................           88           67       262        --        450        779
Norfolk, VA..................           39          159       609        28         --        796
Peoria, IL...................          113           66       320        39         --        425
Minneapolis, MN..............           14          124        --        --         --        124
Northeast PA.................           48          170       578        --         --        748
South Carolina...............          107          683      1309        --         --       1992
       Total.................                     2,800     6,349       133        450      9,732

(a) Indicates the market rank of the area of dominant influence ("ADI"), as determined by The Arbitron Company, within which the office is located. ADIs are ranked based on population, with the market having the largest population ranked first. ADI rank is the standard measure of market size used by the media industry.

(b) The Lehigh Valley market is included in the Philadelphia ADI ranking. According to the U.S. Census Bureau, the Lehigh Valley market was the 86th largest metropolitan statistical area in the United States at December 31, 1990, the latest date for which such information is available.

     The following tables set forth information with respect to the net revenues, operating income and operating margins for the Company's displays in each of its markets for each of the past five years. Amounts presented for Northeast PA and South Carolina include results from their acquisition dates of November 8, 1996 and December 2, 1996, respectively, through December 31, 1996.


                                 NET REVENUES

                                                             YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------
    MARKET                            1996                1995            1994            1993            1992
    ------                            ----                ----            ----            ----            ----
                                                                (DOLLARS IN THOUSANDS)
   .................................
Charlotte, NC.......................  $10,499         $ 9,680         $ 8,646         $ 7,518         $ 7,201
Lansing/Jackson, MI.................    8,683           8,227           7,541           6,873           6,353
Kalamazoo, MI.......................    5,628           5,535           4,976           4,640           4,642
Lehigh Valley, PA...................    6,293           5,909           5,045           4,532           4,468
Madison, WI.........................    3,430           3,070           2,545           2,039           1,869
Norfolk, VA.........................    6,359           5,672           4,827           4,309           4,300
Peoria, IL..........................    2,836           2,562           2,397           2,028           2,212
Minneapolis, MN.....................    2,930           2,236           1,674           1,523           1,279
Northeast PA........................      273              --              --              --              --
South Carolina......................      329              --              --              --              --
                                      -------          -------        -------         -------         -------
        TOTAL.......................  $47,260          $42,891        $37,651         $33,462         $32,324
                                      =======          =======        =======         =======         =======

                               OPERATING INCOME

                                                     YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
       MARKET                        1996       1995       1994       1993        1992
       ------                        ----       ----       ----       ----        ----
                                                      (DOLLARS IN THOUSANDS)
Charlotte, NC...................  $ 4,251      $ 3,602    $ 2,701   $ 1,904     $ 1,346
Lansing/Jackson, MI.............    3,738        3,570      3,044     2,603       2,118
Kalamazoo, MI...................    2,409        2,440      1,967     1,852       1,719
Lehigh Valley, PA...............    2,495        2,161      1,466     1,155         815
Madison, WI  Norfolk, VA........    1,597        1,232        915       791         351
Norfolk, VA.....................    2,798        2,279      1,387       955         899
Peoria, IL......................    1,110          863        851       582         751
Minneapolis, MN.................      889          631        233       401         159
Northeast PA....................       (8)          --         --        --          --
South Carolina..................      (50)          --         --        --          --
Corporate.......................   (4,342)      (3,844)    (2,871)   (1,847)     (2,685)
                                  -------      --------   --------  -------     --------
     Total......................  $14,887      $12,934    $ 9,693   $ 8,396     $ 5,473
                                  =======      ========   ========  =======     ========

                               OPERATING MARGIN

                                          YEAR ENDED DECEMBER 31,
                                       ----------------------------------
     MARKET                    1996      1995    1994     1993      1992
     ------                    ----      ----    ----     ----      ----
Charlotte, NC..............  40.5%      37.2%     31.2%    25.3%     18.7%
Lansing/Jackson, MI........  43.1%      43.4      40.4     37.9      33.3
Kalamazoo, MI..............  42.8%      44.1      39.5     39.9      37.0
Lehigh Valley, PA..........  39.6%      36.6      29.1     25.5      18.3
Madison, WI................  46.6%      40.1      36.0     38.8      18.8
Norfolk, VA................  44.0%      40.2      28.7     22.2
Peoria, IL.................  39.1%      33.7      35.3     28.7      33.9
Minneapolis, MN............  30.3%      28.2      13.9     26.3      12.4
Northeast PA...............  -2.9%        --        --       --        --
South Carolina............. -15.2%        --        --       --        --
                            ------     ------   -------    -----    ------
    Total..................  31.5%      30.2%     25.7%    25.1%     16.9%
                            ======     ======   =======    =====    ======


SALES AND MARKETING

     The growth in the Company's revenues and Operating Cash Flow is primarily a result of its focus on the use of sales and marketing staff to increase the productivity of its inventory of displays while maintaining strict controls on its expenses.

     Historically, outdoor advertising companies have derived a significant portion of their revenues from large national advertisers, such as tobacco companies, auto manufacturers and distributors of alcoholic beverages. As tobacco industry advertising purchases have declined in recent years, some outdoor advertising companies have recently shifted their marketing focus to local and regional advertisers to replace these lost revenues. Nonetheless, large national advertisers continue to account for a significant percentage of outdoor advertising industry revenues. Despite this fact, the Company believes that sales to local and regional advertisers lend stability to its revenue stream by diversifying its customer base. The Company emphasizes sales to local and regional customers. In 1996, the Company generated approximately 87.5% of its net revenue from local and regional sales. The Company believes that the Company's local and regional focus it to capitalize on the growing use of outdoor media by advertisers that historically have relied on other media in marketing their products and services, such as consumer product companies, professional service firms, health care providers and financial institutions.

     The Company's sales and marketing strategy has been successful largely due to the efforts of its team of general managers in its markets. These general managers have an average of over 14 years of experience in the outdoor advertising industry and are responsible for implementing the Company's sales and marketing strategy. Each of the Company's markets has a team of account executives that is supported locally by a creative department, which provides innovative marketing ideas, generates art work and designs billboard advertising for potential customers' advertising campaigns. In addition, each market has a business development staff, which makes available comprehensive information about local market research, customer needs and advertising opportunities. This allows the Company to assess the impact and potential reach for a potential target customer's display in a given market. The sales and marketing departments focus on increasing revenues through developing new marketing programs for customers, educating both current and potential customers on the effectiveness of the outdoor advertising product relative to other advertising media and integrating this medium into a customer's marketing plan. The Company's sales personnel are compensated primarily on a commission basis which maximizes their incentive to perform.

     The following table illustrates the diversity of the Company's markets and customers by setting forth the percentage of the Company's gross revenues for 1996 attributable to each of the top ten advertising categories:

                          1996 REVENUES BY CATEGORY*
                          (PERCENT OF GROSS REVENUES)

                                TOTAL
                                -----
Tobacco......................      13.8%
Restaurants..................      10.9%
Automotive...................       9.2%
Amusement....................       5.5%
Radio/Television.............       5.0%
Hotel/Motel..................       4.4%
Beverage-Alcoholic...........       4.0%
Banking......................       3.2%
Real Estate..................       3.3%
Health Care..................       3.4%
All Others...................      37.3%
                                  ------
    Total....................     100.0%
                                  ======

*Revenues from the Company's South Carolina and Northeast PA operations were not included in the above figures since they were acquired during the fourth quarter of 1996.


LOCAL MARKET OPERATIONS

     In each of its primary markets, the Company maintains a complete outdoor advertising operation including a sales office, a construction and maintenance facility, an art department equipped with state-of-the-art computer technology, a real estate unit and support staff. The Company conducts its outdoor advertising operations through these local offices, which is consistent with senior management's belief that an organization with decentralized sales and operations is more responsive to local market demand and provides greater incentives to employees. At the same time, the Company maintains consolidated accounting and financial controls, which allow it to monitor closely the operating and financial performance of each market. The general managers, who report directly to the Company's chief executive officer, are responsible for the day-to-day operations of their offices and are compensated based on the financial performance of their respective markets. In general, these local managers oversee market development, production and local sales.

     Each local office is responsible for locating and ultimately obtaining sites for the displays in its market. Each office has a leasing department, which maintains an extensive data base containing information on local property ownership, lease contract terms, zoning ordinances and permit requirements. The Company owns certain of the sites on which its displays are located and leases others. Site lease contracts vary in term but typically range from three to ten years with various termination and renewal provisions. As of and for the twelve months ended December 31, 1996, the Company had approximately 4,635 active site leases accounting for a total land lease expense of approximately $5.4 million, representing approximately 11.6 of net revenues.

     In each of its primary markets, the Company has construction and maintenance facilities, which facilitate the expeditious and economical construction and maintenance of displays and the painting and mounting of customers' advertisements. Typically, the Company uses vinyl skins for bulletins. The vinyl skins are reusable, thereby reducing the Company's production costs, and are easily transportable. Due to the geographic proximity of the Company's markets and the transportability of vinyl skins, the Company can shift production among markets to use its available capacity more effectively. The local offices also maintain fully-equipped art departments to assist local customers in the development and production of creative, effective advertisements.

COMPETITION

     The Company competes in each of its markets with other outdoor advertisers as well as other media, including broadcast and cable television, radio, newspaper and direct mail marketers. In competing with other media, outdoor advertising relies on its low cost-per-thousand impressions and its ability to repetitively reach a broad segment of the population in a specific market or geographic area within that market. In most of its markets, the Company encounters direct competition from other major outdoor media companies, including 3M National Advertising Co. (a division of Minnesota Mining and Manufacturing Company) and Whiteco, among others, each of which has a large national network and resources significantly greater than the Company's. The Company believes that its focus on local and regional advertisers and its position as the leading provider of full service outdoor advertising in each of its primary markets enable it to compete effectively with other outdoor media operators, as well as other media, both within those markets and in each respective region. The Company also competes with other outdoor advertising companies for sites on which to build new structures.

GOVERNMENT REGULATION

     The outdoor advertising industry is subject to governmental regulation at the federal, state and local level. Federal law, principally the Highway Beautification Act of 1965, encourages states, by the threat of withholding federal appropriations for the construction and improvement of highways within such states, to implement legislation to control outdoor advertising structures located within 660 feet of or visible from interstates and primary highways, except in commercial or industrial areas, and to force the removal at the owner's expense and without any compensation of any nonconforming structures on such highways. The Highway Beautification Act and the various state statutes implementing it require the payment of just compensation whenever governmental authorities require legally erected and maintained structures to be removed from federally-aided highways.

     States and local jurisdictions have, in some cases, passed additional regulation on the construction, repair, upgrading, height, size and location of outdoor advertising structures adjacent to federally-aided highways and other thoroughfares. Such regulations, often in the form of municipal building, sign or zoning ordinances, specify standards for the height, size and location of outdoor advertising structures. In the event non-conforming advertising structures are damaged, including damage caused by natural events, such as windstorms and hurricanes, the Company may not be able to repair the structures. In some cases, the construction of new or relocation of existing structures is prohibited. Some jurisdictions also have restricted the ability to enlarge or upgrade existing structures, such as converting from wood to steel or from non-illuminated to illuminated structures. From time to time, governmental authorities order the removal of structures by the exercise of eminent domain or through various regulatory actions or other litigation. In such cases, the Company seeks compensation under appropriate procedures and thus far, the Company has been able to obtain satisfactory compensation for any of its structures removed at the direction of governmental authorities. However, compensation may not always be available in such circumstances. Some municipalities have attempted to regulate outdoor advertising by taxing revenues attributable to advertising structures, or by requiring the payment of annual permit fees based on factors such as the square footage of an outdoor advertising company's display faces, located in those municipalities. Other municipalities take into account lease payments received by lessors of property on which advertising structures are located in making property tax assessments. These taxes and fees can increase an outdoor advertising company's direct operating costs.

     Amortization legislation has also been adopted in some areas across the country, including Charlotte, NC, one of the Company's markets. Amortization only permits the owner of an outdoor advertising structure to operate its structure as a non-conforming use for a specified period of time, after which it must remove or otherwise conform its structure to the applicable regulations at its own cost without any compensation. Some jurisdictions require the removal of certain structures without any compensation if there is a change in use of the premises (e.g., construction on previously unimproved land). Amortization and such other regulations requiring the removal of structures without compensation currently are subject to vigorous litigation in the state and federal courts, which have reached differing conclusions as to their constitutionality.

     In 1988, the city of Charlotte, NC, adopted a comprehensive sign ordinance prohibiting the construction of virtually all new off-premises outdoor advertising signs within the city limits and mandating that all non-conforming signs either be brought into compliance or be removed by February 1, 1996 at the owner's expense without compensation (subject to extension at the cities discretion, for an additional two years). Assuming failure by the city to grant any variances, the Company could be forced to remove approximately 308 structures at its expense without payment of compensation, with an attendant material adverse impact on the gross revenues and Operating Cash Flow attributable to the Charlotte, NC market, but, in the opinion of management, not on the financial condition of the Company as a whole. In 1988, the Company filed a lawsuit in the Superior Court of Mecklenburg County, NC, challenging the constitutionality of the Charlotte sign ordinance. The litigation was stayed by mutual agreement of the parties until November, 1995. Since the stay expired, neither party has advanced the litigation. The Company believes it is unlikely that the Company will have to remove non-conforming signs until 1998 or later. Through March 1997, the Company had received a total of 308 NOV's (Notice of Violation). The Company does not anticipate any additional NOV's at this time.

     In recent years, there have been movements to restrict billboard advertising of certain products, including tobacco and alcohol. No bills have become law at the federal level except those requiring health hazard warnings similar to those on cigarette packages and print advertisements. It is uncertain whether legislation of this type will be enacted in the future. Most recently, in May 1996, Phillip Morris U.S.A., the domestic tobacco subsidiary of Phillip Morris Companies Inc., announced a proposal for comprehensive federal legislation to address concerns regarding the use of tobacco products by minors which included provisions that would ban all outdoor tobacco product advertising within 1,000 feet of any playground or elementary or secondary school, on 8-sheet-posters in urban neighborhoods and on transit displays. In the opinion of management, such legislation would not have a material adverse impact on the gross revenues or Operating Cash Flow of the Company.

     To date, regulations applicable in the Company's markets, have not materially affected its operations, and compliance with those regulations has not had a material impact on its costs. No assurance can be given, however, as to the effect of changes in those regulations or of new regulations that may be adopted in the future.

EMPLOYEES

     As of December 31, 1996, the Company employed 331 persons, of whom approximately 117 were primarily engaged in sales and marketing, 136 were engaged in painting, posting, construction and maintenance of displays, and the balance were employed in financial, administrative and similar capacities. No employees are covered by a collective bargaining agreement except for five production shop workers in Peoria, IL covered by a collective bargaining agreement with the Brotherhood and Painters and Allied Trades that expires on December 31, 19976. Management considers its employee relations to be good.

ITEM 2.

FACILITIES

     The Company's corporate office is located in Atlanta, GA. In addition, the Company has an office and complete production and maintenance facilities in each of Charlotte, NC; Charleston, SC; Kalamazoo, MI; Lansing/Jackson, MI; Lehigh Valley, PA; Northeast PA; Madison, WI; Norfolk, VA; and Peoria, IL. Additionally, the Company has a sales office in Minneapolis, MN. The Peoria and Minneapolis facilities are leased, and all other facilities are owned. The Company considers its facilities to be well-maintained and adequate for its current and reasonably anticipated future needs.

     The Company owns approximately 158 145 parcels of real property that serve as the sites for its outdoor displays. The Company also has perpetual easements on approximately 4525 parcels of real property on which it has outdoor displays. Additionally, the Company's displays are located on sites leased or licensed by the Company, typically for three to ten years with renewal options.

ITEM 3

LEGAL PROCEEDINGS

     The Company from time to time is involved in litigation in the ordinary course of business, including disputes involving advertising contracts, site leases, employment claims, construction matters, condemnation and amortization. The Company is also involved in routine administrative and judicial proceedings regarding permits and fees relating to outdoor advertising structures and compensation for condemnations. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company. See "Business--Government Regulation."

     Information contained in this Annual Report, including, without limitation information in this Business section may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology as "may, "will", "would", "expect", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. Certain factors, including,the Company's substantial leverage, regulation of outdoor advertising by federal, state and local governments, tobacco advertising patterns, competition and general economic conditions" could cause actual results to differ materially from those in such forward-looking statements.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not Applicable.


ITEM 6

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data, insofar as it relates to each of the years in the five-year period ended December 31, 1996, has been derived from the Company financial information and should be read in conjunction with the audited financial statements, including the Company's balance sheets at December 31, 1995 and 1996 and the related statements of operations for each of the years in the three-year period ended December 31, 1996 and the notes thereto appearing elsewhere in this Form 10-K. The selected consolidated financial data should be read in conjunction with the information contained "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                     SELECTED CONSOLIDATED FINANCIAL DATA
                            (DOLLARS IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                        1996         1995         1994        1993        1992
                                                       -------     --------     --------    --------     --------
STATEMENT OF OPERATIONS DATA:
          Gross revenues.............................. $52,421     $ 47,589     $ 41,748    $ 36,972     $ 35,811
          Agency commissions..........................   5,161        4,698        4,097       3,510        3,487
                                                       -------     --------     --------    --------     --------
          Net revenues................................  47,260       42,891       37,651      33,462       32,324
          Direct advertising expenses.................  22,412       20,848       19,561      17,539       18,085
          Corporate general and administrative
           expense....................................   2,405        1,114        1,183         998        1,953
          Depreciation and amortization...............   6,105        5,568        5,684       5,893        6,380
          Deferred compensation expense(a)............   1,451        2,427        1,530         636          433
                                                       -------     --------     --------    --------     --------
          Operating income............................  14,887       12,934        9,693       8,396        5,473
          Interest expense............................  12,523       11,263        9,877       9,111       11,380
          Other expenses (income), net................     (32)          16           38        (164)        (297)
          (Gain) Loss on disposal of assets, net......     861           93          388         388          263
                                                       -------     --------     --------    --------     --------
          Net income (loss)........................... $ 1,535     $  1,562     $   (610)   $   (939)    $ (5,873)
                                                       =======     ========     ========    ========     ========

                                                                              AS OF DECEMBER 31,
                                                                    ------------------------------------
                                                           1996       1995          1994        1993        1992
                                                         -------     --------     --------    --------     --------
BALANCE SHEET DATA:
          Cash and cash equivalents...............    $  3,533       $2,131     $  1,722    $  1,990     $  1,430
          Working capital.........................       4,969        5,944        4,646       4,348        2,909
          Total assets............................      77,114       48,211       50,650      54,637       56,745
          Total debt..............................     133,421      107,443      113,261     118,124      120,129

          Total partners' deficit.................    $(68,444)    $(66,829)    $(68,391)   $(67,781)    $(66,842)

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                       1996      1995        1994      1993        1992
                                                       ----      ----        ----      ----        ----
OTHER DATA:
          Operating Cash Flow(b)..................  $ 22,443   $ 20,927     $ 16,907  $ 14,925  $ 12,286
          Capital expenditures....................     4,419   $  2,251     $  1,926  $  1,661  $  1,748
          Ratio of earnings to fixed charges(d)...     2.19x      1.07x           --        --        --
          Ratio of debt to net income(d)..........     86.92      68.79           --        --        --
          Cash flow provided by (used in):
               Operating activities...............  $ 12,537   $  9,151     $  7,092  $  4,984  $  6,092
               Investing activities...............  $(28,675)  $ (1,979)    $ (1,791) $ (1,654) $ (1,864)
               Financing activities...............  $ 17,540   $ (6,763)    $ (5,569) $ (2,769) $ (4,512)

(a) Deferred compensation expense represents accrued expenses under certain deferred compensation arrangements, including phantom stock and nonqualified retirement plan agreements with certain key management personnel. The phantom stock agreements in effect provide for the repurchase of the "phantom stock" in three equal annual payments after each executive's termination, death or disability, the sale of the Company, or the fifth anniversary of the agreement's execution. See "Management--Agreements with Management--Incentive Compensation."
(b) The following table sets forth the calculation of "Operating Cash Flow."


                                                      YEAR ENDED DECEMBER 31
                                           -----------------------------------------

                                            1996    1995     1994     1993     1992
                                            ----    ----     ----     ----     ----
     Operating income....................  $14,887 $12,934  $ 9,693  $ 8,396  $ 5,473
     Depreciation and amortization.......    6,105   5,568    5,684    5,893    6,380
     Deferred compensation expense.......    1,451   2,427    1,530      636      433
                                           ------- -------  -------  -------  -------
     Operating Cash Flow.................  $22,443 $20,929  $16,907  $14,925  $12,286

     Operating Cash Flow is not intended to represent net cash flow provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the media industry. However, the definition of Operating Cash Flow or of similarly defined terms may vary among companies and such differences should be noted in comparing the Company's operating performance relative to other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(c) Earnings consist of operating income plus fixed charges adjusted to exclude capitalized interest. The Company's fixed charges consist of interest expense plus amortization of deferred financing costs. Earnings were inadequate to cover fixed charges by approximately $6.4 million, and $1.3 million for the years ended December 31, 1992 through 1994, respectively.
(d) The ratio of total debt to net income for the years ended December 31, 1992 through December 31, 1994 is not meaningful due to the net losses for those periods.

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is the sixth largest owner and operator of outdoor advertising structures in the United States. The Company currently provides outdoor advertising services to ten markets and their surrounding areas in the midwest, southeast and mid-Atlantic states: Charlotte, NC;Charleston, SC; Kalamazoo, MI; Lansing/Jackson, MI; Lehigh Valley, PA; Northeast PA; Madison, WI; Minneapolis, MN; Norfolk, VA; and Peoria, IL. As of December 31, 1996, the Company operated approximately 9,700 advertising displays, including approximately 2,800 painted bulletins, 6,300 30-sheet posters, 150 junior (8-sheet) posters and 450 transit displays.

  The Company's business was founded in 1983 with the acquisition of Central Outdoor Advertising, which had offices in Lansing, Jackson and Kalamazoo, MI. Over the next five years, the Company pursued a strategy of geographic expansion into additional medium-sized markets, primarily through the acquisition of existing outdoor advertising businesses in selected midwest, southeast and mid-Atlantic markets. This geographic expansion strategy has enabled the Company to capitalize on the efficiencies, economies of scale and marketing opportunities associated with operating outdoor advertising businesses located in proximate or contiguous geographic markets.

  As a result of its acquisition of outdoor advertising businesses from 1983 to 1988, the Company incurred substantial debt. Interest expense required to service such debt, together with increased depreciation and amortization, has contributed to historical net losses for the Company.

  Since 1991, the Company has continued to strengthen its market share through the construction and acquisition of displays in its existing markets, along with the recent introduction of transit advertising in its Madison, WI market and acquisitions, in the last quarter of 1996, of operations in South Carolina and Pennsylvania. This expansion has been financed through internally generated cash flow and borrowings from the Company's $35 million credit facility.

  The following table presents certain information from Statements of Operations as a percentage of net revenues for each of the three years in the three-year period ended December 31, 1996.

                                                                          YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                 1996           1995           1994
                                                                -----           ----           ------
Net revenues................................................     100.0%          100.0%         100.0
Direct advertising expenses.................................      47.4            48.6           52.0
Corporate general and administrative expenses...............       5.1             2.6            3.1
                                                                 ------          ------         -----

Operating Cash Flow.........................................      47.5            48.8           44.9
Depreciation and amortization...............................      12.9            13.0           15.1
Deferred compensation expense...............................       3.1             5.6            4.1
                                                                 ------          ------         -----

Operating income............................................      31.5            30.2           25.7
Interest expense............................................      26.5            26.3           26.2
Other expenses (income), net................................      (0.1)            0.1            0.1
(Gain) loss on disposals of property and equipment, net.....       1.8             0.2            1.0
                                                                 ------          ------         -----
Net income (loss)...........................................       3.3%            3.6%          (1.6)%
                                                                 ======          ======         =====

  The Company's revenues are a function of both the occupancy rate of the Company's outdoor advertising display inventory (the percentage of time that its displays contain paid-for advertisements) and the rates that the Company charges for use of its displays. The Company's business strategy includes the optimization of the mix of rate and occupancy of its display inventory in order to maximize revenues. Advertising rates for the Company's displays are based upon a variety of factors, including historical base rates, the time of year and the occupancy rate of a particular market's display inventory.

  The following table presents the number of painted bulletins and 30-sheet poster displays operated by the Company and the average rates and occupancy levels with respect to such displays for the three years ended December 31, 19965 and the three months ended March 31, 1995 and 1996:*

                                 YEARS ENDED DECEMBER 31,
                               ---------------------------
                                 1996      1995     1994
                               --------  -------- --------
Number of Displays:
     Painted Bulletins.....    1,750     1,725    1,713
     30-Sheet Posters......    4,418     4,464    4,464
Average Rates: (1)
     Painted Bulletins.....    $1,610    $1,495   $1,329
     30-Sheet Posters......    $  523    $  497   $  462
Average Occupancy:
     Painted Bulletins.....        78%       76%      75%
     30-Sheet Posters......        71%       72%      70%

(1)  Represents average rate per display per month

*The above figures do not include the Company's operations in Northeast PA or South Carolina acquired during the fourth quarter of 1996.

  The primary operating expenses incurred by the Company are advertising agency commissions, lease payments to property owners for use of the land on which the Company's displays are located, operational and administrative costs and sales expenses (primarily commissions). Of these expenses, advertising agency commissions, sales expenses and certain operational and administrative costs are considered direct costs. Commissions are paid to advertising agencies that contract for the use of the Company's advertising displays on behalf of advertisers. These agency commissions are deducted from gross revenues to calculate net revenues.

  The Company currently maintains a phantom stock program under which certain executive management personnel and general managers have the ability to earn deferred compensation based upon the operating performance of the Company or, in the case of the general managers, their respective divisions. Annual accruals under the program are based upon exceeding a base level of operating profit. See "Management--Agreements with Management--Incentive Compensation." The Company believes that its phantom stock program provides its senior employees incentives to continue improving the operating performance of the Company.

  The Company's marketing strategy of servicing local and regional advertisers and reducing its dependence on national and tobacco advertising resulted in moderate increases in overall revenues during a time when national advertising dollars, primarily tobacco, were declining. The Company concentrates its marketing efforts on generating sales from local and regional advertisers in each of its markets, including those advertisers within industries and product categories that have not historically been traditional users of outdoor media. These potential advertisers include fast food restaurants, retailers, food stores, casinos, cellular and telecommunications companies, building supply retailers, radio stations, travel-related industries and medical care providers. This focus on local and regional advertisers has been critical to the Company's ability to control revenue fluctuations resulting from the variability and potential long-term decline of revenues attributable to the tobacco products industry, the latter of which represented 13.4% of the Company's net revenues in 1992, 10.2% in 1993, 10.3% in 1994, 12.6% in 1995, and 12.5% in 1996. Sales to
local and regional advertisers accounted for 87.5% of the Company's net revenues in 1996.

  The Company's sales and marketing strategy has been successful largely due to its team of general managers in its markets. These key managers have an average of 14 years of industry experience. The Company also has integrated a business development department into each market, making available to each region's sales force comprehensive information about local market research, customer needs and advertising opportunities. The business development departments have given the Company's sales departments significantly improved information and tools to develop additional local and regional advertising customers, especially with many customers that have not historically advertised through the outdoor medium. Sales representatives have been able to use these additional resources to develop creative ideas for new customers and educate them about the cost effectiveness of outdoor advertising in attempting to reach their customers. The Company considers its emphasis on local and regional sales, the expertise and tenure of its managers and its marketing and customer service capabilities to be factors which enhance the productivity of its inventory of advertising displays.


RESULTS OF OPERATIONS

  Year Ended December 31, 1996 Compared With Year Ended December 31, 1995

Net revenues for 1996 of $47.3 million increased by 10.2% from $42.9 million in 1995. This increase resulted primarily from higher advertising rates. In addition, $603,000 of the increase was attributable to revenues from operations in South Carolina and Northeast PA acquired by the Company in the fourth quarter of 1996.

  Direct advertising expenses for 1996 of $22.4 million increased by 7.5% from $20.8 million in 1995. The increase was attributable to direct costs associated with increased sales as well as increased lease costs, primarily from the construction of new displays in the Minneapolis, MN market.

  Corporate general and administrative expenses for 1996 of $2.4 million increased from $1.1 million in 1995. The increase was attributable principally to additional costs associated with the refinancing of the Company's debt in 1996.

  Depreciation and amortization for 1996 of $6.1 million increased by 9.6% from $5.6 million in 1995. This increase resulted from the depreciation for outdoor advertising structures newly constructed in 1995 and 1996 as well as $220,000 of additional depreciation and amortization with respect to operations in South Carolina and Northeast PA acquired in the last quarter of 1996.

  Deferred compensation expense for 1996 of $1.5 million decreased from $2.4 million in 1995. The decrease resulted from the termination in 1995 of the phantom stock incentive agreement with the chief executive officer of the Company as well as limitations effected in 1996 with respect to the phantom stock incentive agreement with the chief financial officer of the Company.

  Interest expense for 1996 of $12.5 million increased by 11.2% from $11.3 million in 1995. This increase was attributable to higher interest rates in 1996, on the Company's 10-3/4% Senior Notes issued in March 1996 and costs associated with such financing. In addition, the acquisitions made in the fourth quarter increased the Company's borrowings under its revolving credit agreement. The Company's effective interest rate increased to 11.1% in 1996 from 9.8% in 1995.

  The loss on disposal includes a $662,000 one-time charge for the disposition of in-store advertising equipment

Net income for 1996 decreased to $1.5 million from $1.6 million in 1995 primarily as a result of the items discussed above.

  Operating Cash Flow for 1996 of $22.4 million increased by 7.2% from $20.9 million in 1995. This increase was directly attributable to the aforementioned increase in net revenues coupled with only a modest increase in total operating expenses.

Year Ended December 31, 1995 Compared With Year Ended December 31, 1994

  Net revenues for 1995 of $42.9 million increased by 13.9% from $37.7 million in 1994. This increase resulted primarily from higher advertising rates.

  Direct advertising expenses for 1995 of $20.8 million increased by 6.6% from $19.6 million in 1994. The increase was attributable to direct costs associated with increased sales as well as increased lease costs, primarily from the construction of new displays in the Minneapolis, MN market.

  Corporate general and administrative expenses for 1995 of $1.1 million decreased by 5.8% from $1.2 million in 1994. This decrease was attributable to certain relocation expenses and certain professional fees that were charged in 1994 and were not incurred in 1995.

  Depreciation and amortization for 1995 of $5.6 million decreased by 2.1% from $5.7 million in 1994. This slight decrease resulted from certain assets being fully depreciated.

  Deferred compensation expense for 1995 of $2.4 million increased significantly from $1.5 million in 1994. This increase was attributable to higher deferred compensation expense under the Company's phantom stock program resulting from the relatively larger increase in EBITDA Operating Cash Flow during 1995 as compared to 1994 and additional accruals relating to the termination of Mr. Gleason's phantom stock arrangement.

  Interest expense for 1995 of $11.3 million increased by 14.1% from $9.9 million in 1994. This increase was attributable to higher interest rates in 1995. The Company's effective interest rate increased to 9.8% in 1995 from 8.1% in 1994, which more than offset the effect of a $5.8 million principal reduction in the Company's outstanding debt in 1995.

  Net income for 1995 increased to $1.6 million from a net loss of $610,000 in 1994 primarily as a result of the items discussed above.

  Operating Cash Flow for 1995 of $20.9 million increased by 23.8% from $16.9 million in 1994. This increase was directly attributable to the aforementioned increase in net revenues coupled with only a modest increase in total operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company's cash needs have arisen from operating expenses (primarily direct advertising expenses and corporate general and administrative expenses), debt service, capital expenditures and deferred compensation payments under phantom stock agreements. The Company's interest expense was $12.5 million in 1996, $11.3 million in 1995, and $9.9 million in 1994 and $9.1 million in 1993. The Company's interest expense haswill increased due to the higher weighted average interest rate and increased level of debt as a result of the issuance of the Company's 10-3/4% Senior Notes.

  The Company's primary sources of cash are net cash generated from operating activities and borrowings under its credit facility. The Company's net cash provided from operations increased by 36.6% to $12.5 million for 1996 and, 29.0% to $9.2 million for 1995 from $7.1 million for 1994.

  In 1996 the Company issued $105 million in aggregate principal amount of its 10-3/4% Senior Notes due 2006 and entered into a revolving credit facility, which was increased to $35 million in December 1996. As a result of such financing, the average outstanding indebtedness and the effective interest rate was higher in the current year than in 1995. During 1995 the Company had interest expense of approximately $11.3 million on average outstanding indebtedness of approximately $111.8 million, resulting in an effective annual interest rate of 10.7%.

During 1996 the Company had interest expense of approximately $113.1 million, resulting in an effective annual interest rate of 11.1%. Scheduled interest payments on the Notes aggregate approximately $11.3 million per year.

  Permitted borrowings under the revolving credit facility are subject to various conditions, including the attainment of certain performance measures by the Company. Scheduled reductions in the lenders' commitments under the revolving credit facility will commence in 1998. The agreement governing the revolving credit facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

  The Company believes that net cash provided from operations and available credit under the revolving credit facility will be sufficient to meet its cash needs for its current operations, required debt payments, anticipated capital expenditures and the deferred compensation payments for the reasonably foreseeable future.

  The Company increased reduced its debt by $26.0 million in 1996, and reduced its debt by $5.8 million in 1995, and by $4.9 million in 1994. The Company also made capital expenditures, primarily for new billboard construction in existing markets, of $4.4 million in 1996, $2.3 million in 1995, and $1.9 million in 1994. The Company expects that its capital expenditures during 19967 will be approximately $53.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company expects to finance such capital expenditures with cash flow provided by operating activities or borrowings under the revolving credit facility.


   At December 31, 1996, the Company's accrued liability for deferred compensation payable under agreements with key employees was $5.0 million in the aggregate. The revolving credit facility Indenture permit the payment of the deferred compensation which was accrued at December 31, 1995 and such payments will be paid through 2002.


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

  Information contained in this Form 10-KProspectus, including, without limitation in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology as "may," "will," "would," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. Certain factors, including, those factors described herein under "Risk Factors", including the Company's substantial leverage, regulation of outdoor advertising by federal, state and local governments, tobacco advertising patterns, competition and general economic conditions, could cause actual results to differ materially from those in such forward-looking statements.

ITEM 8

FINANCIAL STATEMENTS


ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10

                                   MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

  The executive officers and directors of Adams Outdoor Advertising, Inc., the managing general partner of the Company, are as follows:

          NAME                 AGE                     POSITION
-------------------------      ---         ---------------------------------
     Stephen Adams........       59       Chairman of the Board
     J. Kevin Gleason.....       45       Chief Executive Officer, President and
                                          Director

     Abe Levine...........       43       Chief Financial Officer, Vice
                                          President, Secretary and Treasurer

     George Pransky.......       56       Director

     David Frith-Smith....       51       Director

     Andris A. Baltins...        51       Director

  Stephen Adams has been Chairman of Adams Outdoor Advertising, Inc. since its founding in 1983. Since the 1970's, Mr. Adams has served as chairman of privately-owned banking, bottling, publishing, outdoor advertising, television and radio companies in which he held a controlling ownership interest. Mr. Adams is Chairman of the Board of Directors of Affinity Group, Inc., a membership-based marketing company.

  J. Kevin Gleason has served as the Chief Executive Officer of the Company and President of Adams Outdoor Advertising, Inc. since 1991. Mr. Gleason has seventeen years of experience in advertising, eleven of which have been dedicated to the outdoor advertising industry. Mr. Gleason has been with Adams Outdoor Advertising, Inc. since 1987, serving as General Manager of various local markets and then as Executive Vice President at the corporate level. Prior to joining Adams Outdoor Advertising, Inc., Mr. Gleason served as General Manager of Naegele Outdoor Advertising ("Naegele") of Southern California from 1985 to 1987. Mr. Gleason also currently serves as a Vice Chairman of the Outdoor Advertising Association of America.

  Abe Levine has served as Chief Financial Officer of the Company and as Vice President of Adams Outdoor Advertising, Inc. since 1991. From 1988 to 1991, Mr. Levine worked as Controller of Adams Outdoor Advertising of Atlanta, Inc. Mr. Levine was employed by Gulf + Western Industries, Inc. from 1979 through 1987 in various senior accounting and financial positions, and by KPMG Peat Marwick from 1975 through 1979 in various auditing positions.

  George Pransky, Ph.D. has been in private practice as co-director of Pransky and Associates in La Conner, Washington since 1988. He is a frequent consultant for government and private agencies and has been a contract faculty member for a number of educational institutions, including the University of Washington, the University of Oregon and Antioch College. Dr. Pransky has trained management groups in team building, stress elimination and management development for fifteen years.

  David Frith-Smith has served as managing partner of Biller, Frith-Smith & Archibald, Certified Public Accountants, since 1988. Mr. Frith-Smith was a principal in Maidy and Lederman, Certified Public Accountants, from 1980 to 1984, and with Maidy Biller Frith-Smith & Brenner, Certified Public Accountants, from 1984 to 1988. Mr. Frith-Smith is a director of various private and non-profit corporations.

  Andris A. Baltins has been a member of the law firm of Kaplan, Strangis and Kaplan, P.A. since 1979. He is a director of Affinity Group, Inc., a membership-based marketing company, and Polaris Industries Inc., a manufacturer of snowmobiles, all-terrain vehicles, personal watercraft and related products. Mr. Baltins is also a director of various private and non-profit corporations.


OTHER SIGNIFICANT MANAGEMENT PERSONNEL

  The following table sets forth certain information with respect to other significant management personnel:

                   NAME                       AGE                      POSITION
----------------------------                  ---          ----------------------------
     Pam Horn................                   37       General Manager--Lansing/Jackson

     Mike Peters.............                   34       General Manager--Kalamazoo, MI

     John Hayes..............                   42       General Manager--Lehigh Valley,
                                                         and Northeast PA

     Jon Kane................                   31       General Manager--Madison, WI

     Gardner King............                   45       General Manager--Norfolk, VA

     Barry M. Asmann.........                   39       General Manager--Charlotte, NC

     Robert J. Lord..........                   38       General Manager--Peoria, IL

     Robert A. Graiziger.....                   43       General Manager--Minneapolis, MN

     Jerry Heinz.............                   55       General Manager--South Carolina

  Pam Horn has been general manager of the Lansing/Jackson, MI division since November, 1996. Ms. Horn came to Adams Outdoor from Gannett Outdoor/Outdoor Systems. She had been the general manager of their Flint operation for five years.

  Mike Peters has been general manager of the Kalamazoo, MI division since October, 1996. He began his "outdoor advertising" career in 1985 as an account executive with Creative Displays in Lehigh Valley, PA. Mr.

Peters stayed on as an account executive when Adams purchased Creative Displays and in 1989 was promoted to sales manager. He has twelve years of experience in the outdoor advertising industry.

  John Hayes has served as general manager of the Lehigh Valley, PA division from 1985 to 1991 and from 1994 to the present. He began his career in outdoor advertising in 1976 as an account executive with Creative Displays in the Lehigh Valley market, later becoming sales manager in 1979 and assistant manager in 1981. From 1991 to 1994 Mr. Hayes managed a paging business in the Lehigh Valley area.

  Jon Kane has been general manager of the Madison, WI division since November 1995. He joined the Company in 1989 as an account executive in its Lehigh Valley, PA division. He also served as regional sales manager and poster sales manager for Lehigh until his recent promotion to general manager of Madison.

  Gardner King has served as general manager of the Norfolk, VA division since January 1988. From 1980 through 1985, Mr. King was the founder and sole proprietor of an outdoor advertising company in Norfolk, VA, which he sold to Whiteco. After the expiration of his non-compete agreement with Whiteco, Mr. King joined the Company in 1988. Mr. King has 15 years of experience in the outdoor advertising industry.

  Barry Asmann has served as general manager of the Charlotte, NC division since January 1993 and prior thereto was sales manager in both the Charlotte, NC and Lehigh Valley, PA divisions. Mr. Asmann has 12 years of experience in the outdoor advertising industry, working in various markets throughout the country with the Company and Naegele.

  Robert Lord has served as general manager of the Peoria, IL division since December 1993. From February 1993 to December 1993, he served as the sales manager of the Company's Charlotte division and from 1989 to January 1993, he served as the sales manager of the Company's Peoria, IL division. Mr. Lord served as an account executive in the Peoria division from 1986 to 1989.

  Robert Graiziger has served as general manager of the Minneapolis, MN division since 1988, when he sold an outdoor advertising company that he founded and operated in Minneapolis to the Company. Mr. Graiziger has been involved in the outdoor advertising business in various capacities since 1978.

  Jerry Heinz has served as general manager of the South Carolina division since December, 1996. He came to Adams Outdoor from Burkhart Advertising, Inc. Mr. Heinz joined Burkhart Advertising, Inc. in 1969 as and account executive. During the next 27 years Mr. Heinz held the positions of sales manager, general manager and finally as President and CEO.


ITEM 11

EXECUTIVE COMPENSATION

  The following table provides certain summary information concerning the compensation incurred by the Company for its Chief Executive Officer and each of the two other executive officers for the years ended December 31, 1994, 1995 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM COMPENSATION
                                                                                      ----------------------


                                                   ANNUAL COMPENSATION                         AWARDS         PAY OUTS
                                      --------------------------------------------        -----------------   --------
                                                                          OTHER                                          ALL
                                                                          -----                                          ---
                                                                          ANNUAL       RESTRICTED  SECURITIES            OTHER
                                                                          ------       ----------  ----------            -----
NAME AND                                                                  COMPEN-        STOCK      UNDERLYING  LTIP     COMPENS-
--------                                                                  -------        -----      ----------  ----     --------
PRINCIPAL POSITION              YEAR         SALARY        BONUS(A)      SATION(B)      AWARD(S)    OPTIONS   PAYOUTS   SATION(C)
------------------              ----         ------        --------      ---------      --------    -------   -------   ---------
Stephen Adams                   1996       $150,000(e)
Chairman(d)                     1995           --
                                1994           --

J. Kevin Gleason                1996       $385,000            --                                                         $34,750
Chief Executive Officer         1995       $321,709        $787,550                                                       $34,620
                                1994        280,900         805,787                                                         4,620

Abe Levine                      1996       $180,000        $400,000                                                       $19,154
Chief Financial Officer         1995       $150,000         993,775                                                       $17,805
                                1994        125,000         402,894                                                         3,029

(a)  All amounts represent accruals under deferred phantom stock agreements.

(b) Less than the lesser of (i) 10% of total annual salary and bonus and (ii) $50,000.

(c) Amounts for 1996 and 1995 include contributions to the accounts of Messrs. Gleason and Levine under the Company's nonqualified retirement plan of $30,000 and $15,000, respectively. All other amounts represent Company contributions to the Company's 401(k) plan.

(d) The Company entered into an employment agreement with Mr. Adams providing for a salary of $200,000 per year and the reimbursement of business expenses.

(e) Does not include reimbursement of company travel and entertainment expense advanced by Mr. Adams aggregating $200,000 in 1996.

EMPLOYMENT AGREEMENT

     The Company and Stephen Adams have entered into an employment agreement effective January 1, 1996. Under the employment agreement, Mr. Adams is employed as Chairman of Adams Outdoor Advertising, Inc. until December 31, 2001 at a base salary of $200,000 plus an annual cost of living increase.


AGREEMENTS WITH MANAGEMENT--INCENTIVE COMPENSATION UNDER PHANTOM STOCK
AGREEMENTS

     The Company has deferred phantom stock agreements with certain managers, including each general manager with respect to the performance of his respective market and with the Company's chief financial officer, Mr. Levine, with respect to the overall performance of the Company. The compensation is calculated using a multiple of the operating profit of the general manager's respective division for the fiscal year ending immediately prior to the determination date over the value of the division at the time of agreement. The agreements provide for three equal annual payments to the participants upon the determination date, which is defined as termination of employment, death, disability, sale of the Company or the fifth anniversary of the execution of the agreement. In Mr. Levine's case, the value of his compensation has been determined to be $2.0 million in the aggregate. The Company incurred deferred compensation expense related to the phantom stock agreements of $1.5 million, $1.6 million, and $1.5 million for the years ended December 31, 1994, 1995, and 1996 respectively.

     Mr. Gleason and the Company were parties to a phantom stock agreement dated January 1, 1992, which was terminated, by agreement of the parties, in 1995 and, in connection with which, Mr. Gleason was paid $1 million in 1996 and was owed $1.0 million as of December 31, 1996. Contemporaneously with the termination of his phantom stock agreement, Mr. Gleason purchased a 3% limited partnership interest in the Company from an affiliate of Mr. Adams.

     As of December 31, 1996, the Company has accrued the following amounts of deferred compensation expense payable related to the phantom stock agreements:

                 NAME                             AMOUNT
                 ----                             ------
                                           (DOLLARS IN THOUSANDS)
           J. Kevin Gleason.........           $   1,000
           Abe Levine...............               2,000
           Others...................               1,639
                                               ---------
               Total................           $   4,639
                                               =========

     If amounts accrued as of December 31, 1996 as deferred compensation payable related to the phantom stock agreements are paid as currently scheduled (assuming no executive terminations, deaths or disabilities), such payments will occur as follows:

     NAME             1997       1998       1999    2000   2001   2002    TOTAL
     ----             ----       ----       ----    ----   ----   ----    -----
                                    (DOLLARS IN THOUSANDS)
J. Kevin Gleason....  $1,000      --        --       --     --     --    $1,000
Abe Levine..........     667    $667      $666       --     --     --     2,000
Others..............     231     426       496     $409    $49    $28     1,639
                         ---     ---       ---     ----    ---    ---     -----
    Total             $1,898  $1,093    $1,162     $409    $49    $28    $4,639
                      ======  ======    ======     ====    ===    ===    ======

AGREEMENTS WITH MANAGEMENT INCENTIVE COMPENSATION UNDER NONQUALIFIED RETIREMENT PLAN

     The Company also maintains a deferred compensation plan for each of Messrs. Gleason, Levine and each of the area general managers. Under such plan, the Company contributes $30,000 per year to the retirement account of Mr. Gleason and $15,000 per year to the account of each of the other participants. Deferred compensation payable as of December 31, 1996 related to the nonqualified retirement plan was approximately $348,000.

401(K) SAVINGS PLAN

     Company employees also participate in a deferred savings and profit sharing plan (the "401(k) Plan") qualified under Section 401(a) and 401(k) of the Internal Revenue Code (the "Code"). All employees over age 21 who have completed one year of service are eligible to participate in the 401(k) Plan. Eligible employees may contribute to the 401(k) Plan up to 10% of their salary subject to an annual maximum established under the Code, and the Company matches these employee contributions at a rate of 50% up to the first 6% of the employee's salary. Employees may make additional voluntary contributions.

DIRECTOR COMPENSATION

     Following the Refinancing, the CompanyAOAI pays directors who are not also employees (Messrs. Pransky, Frith-Smith and Baltins) director fees of $4,500 per quarter.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

                           PRINCIPAL SECURITY HOLDERS

     The table below sets forth, the beneficial ownership interests in the Company as of December March 31, 1996.


                                           GENERAL       LIMITED      AGGREGATE
                                        ------------  ------------  ------------
                                         PARTNERSHIP   PARTNERSHIP   PARTNERSHIP
                                        ------------  ------------  ------------
               NAME                       INTEREST      INTEREST      INTERESTS
               ----                     ------------  ------------  ------------
Adams Outdoor Advertising, Inc.(a)....        0.01%         0.99%         1.00%
     1380 W. Paces Ferry Road, N.W.
      Suite 170, South Wing
      Atlanta, GA 30327

Stephen Adams.........................        0.70         71.30         72.00
2575 Vista Del Mar Drive
Ventura, CA 93001

Stephen M. Adams(b)...................          --          6.00          6.00
     26529 Oliver Road
      Carmel, CA 93923

Mark C. Adams(b)......................          --          6.00          6.00
     c/o Adams Publishing Corp.
      68860 Perez Road, Suite J
      Cathedral City, CA 92234

Scott L. Adams(b).....................          --          6.00          6.00
     236 Mullen Avenue
      San Francisco, CA 94110

Kent R. Adams(b)......................          --          6.00          6.00
     5017 Vincent Avenue So.
      Minneapolis, MN 55410

J. Kevin Gleason(c)...................          --          3.00          3.00
     1380 W. Paces Ferry Road, N.W.
      Suite 170, South Wing
       Atlanta, GA 30327
                                              0.71%        99.29%       100.00%

(a) Stephen Adams holds 100% of the issued and outstanding shares of AOAI, the managing general partner of the Company, and, accordingly, may control the affairs of the Issuers.

(b) Stephen M. Adams, Mark C. Adams, Scott L. Adams and Kent R. Adams are sons of Stephen Adams.

(c) Mr. Gleason purchased his limited partnership interest in the Company from an affiliate of Mr. Adams contemporaneously with the termination of his phantom stock agreement.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                             CERTAIN TRANSACTIONS

MANAGEMENT SERVICES ARRANGEMENT

     Under a management services arrangement with the Company, affiliates of Mr. Adams provided management services, including in the areas of financial and strategic planning, acquisition approval, executive compensation, budget review and approval and financial performance review, to the Company prior to 1996. Such agreement included the services of Mr. Adams, who did not receive compensation for his services directly from the Company prior to 1996. In 1992 and 1993, the Company paid management services fees of $66,666 and $50,000, respectively. No amounts were paid in 1994 and 1995. Effective January 1, 1996, the management services arrangement was terminated.


OTHER CERTAIN TRANSACTIONS

     In 1992, Radio Group Corporation and Adams Radio of Charlotte, Inc., entities in which Stephen Adams was the Chairman and controlling shareholder, consented to the appointment of receivers to effect a transfer of control of the radio operations of such entities as part of a consensual restructuring of the debt of such entities. In 1993, Adams Outdoor of Atlanta, Inc. (''Adams Atlanta''), a corporation controlled by Stephen Adams and managed by the same executive management as the Company entered into a consensual foreclosure agreement with its lenders. Adams Atlanta was acquired in 1988 in a leveraged transaction, and ownership was transferred to its secured lender in July 1993. In addition, in July 1993, a party whose claim was being disputed filed an involuntary bankruptcy petition against Adams Atlanta. The petition was withdrawn and dismissed three days after the filing.

     In 1989, the Company made a loan of $934,000 to Frank White, who was then President and Chief Executive Officer of Adams Outdoor Advertising, Inc., the managing general partner of the Company. Mr. White retired in 1991, and the loan was repaid in November 1992.

     Stephen Adams, J. Kevin Gleason and Abe Levine own 46%, 12% and 12%, respectively, of HSP Graphics ("HSP"), a printing company headquartered in Canada. The Company pays the salary and expenses of the HSP salesmen who operate in the Atlanta, GA area and HSP reimburses the Company for those expenses in cash and services. At December 31, 1994, 1995 and 1996, the Company had accounts receivable of $109,329, and $171,828, and $208,669 respectively, outstanding from HSP. The Company paid HSP $38,226, and $42,000 and $0 for printing services provided during 1994, 1995 and 1996, respectively.

     Andris A. Baltins is a member of the law firm of Kaplan, Strangis and Kaplan, P.A. which provides legal services to the Company. Mr. Baltins, who is a director of Adams Outdoor Advertising, Inc., the managing general partner of the Company, and held $380,547 in principal amount of the zero coupon 10% Subordinated Notes of the Company due January 2, 1997 which the Company retired in 1996. Messrs. Adams, Gleason and Levine also held interests in such notes. See "Refinancing and Uses of Proceeds."

ITEM 14

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed
          (1)  Financial statements (included under Item 8)

           (2) Financial statement schedules
               S-1 Independent Auditors' Report on Schedule
               S-2 Schedule II - Valuation and Qualifying Accounts

           (3) Exhibits


     (b)  Reports on Form 8-K

The Company filed a Form 8-K dated December 16, 1996 which is incorporated herein by reference. On March 7, 1997, the Company filed form 8-K/A dated March 6, 1997, with audited financial information for the periods available, which report is incorporated herein by reference. The Company believes it has now filed all audited financial information required by form 8-K, therefore, any registration statements under the Securities Act of 1933 and post-effective ammendments to registration statements will not be adversely effected.

     (c)  Exhibits
               Included in Item 14 (a) (3) above.

     (d)  Financial Statements Schedules
          Included in Item 14 (a) (2) above.

Financial Statement Schedules
    -  Identify

Signature Page
    -  Power of Attorney

Exhibit Index (Item 601, Reg. S-K)
                                  -  Financial Data Schedules Item 601 (b) (27)

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Adams Outdoor Advertising Limited Partnership:

     Under date of March 21, 1997, we reported on the consolidated balance sheets of Adams Outdoor Advertising Limited Partnership as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompaning index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       KPMG Peat Marwick LLP

Atlanta, Georgia
March 21, 1997

ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                  Additions
                                                  ---------
                               Balance at    Charged to    Charged                      Balance
                                beginning     costs and    to other                      at end
         Description            of period     expenses   accounts (a)  Deductions (b)   of period
         -----------           ----------     --------   ------------  --------------   ---------
1996
     Allowance for Doubtful
     Accounts                    $546,123      57,387      169,740         (76,990)    696,260

1995
     Allowance for Doubtful
     Accounts                    $436,497     237,114       __            (127,488)    546,123

1994
  Allowance for Doubtful
  Accounts                       $327,443     271,393       __            (162,339)    436,497

(a) Purchased through acquisitions during 1996

(b) Write-offs, net of recoveries

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                        By: Adams Outdoor Advertising, Inc., its general partner

                        By:       /s/ J. Kevin Gleason
                            ---------------------------------------
                                       J. Kevin Gleason
                             President and Chief Executive Officer

                        ADAMS OUTDOOR ADVERTISING, INC.

                        By:       /s/ J. Kevin Gleason
                            ---------------------------------------
                                       J. Kevin Gleason
                             President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                             Title                                 Date
---------                                             -----                                 ----
      /s/  J. Kevin Gleason             President, Chief Executive Officer            March 31, 1997
-----------------------------------
            J. Kevin Gleason              and Director (Principal
                                          Executive Officer)

      /s/  Abe Levine                   Chief Financial Officer (Principal            March 31, 1997
-----------------------------------
            Abe Levine                    Financial and Accounting
                                          Officer)

               *                        Chairman of the Board (Director)              March 31, 1997
-----------------------------------
            Stephen Adams

               *                        Director                                      March 31, 1997
-----------------------------------
            Andris A. Baltins

               *                        Director                                      March 31, 1997
-----------------------------------
            David Frith-Smith

               *                        Director                                      March 31, 1997
-----------------------------------
            George Pransky

* By: /s/  J. Kevin Gleason
     ------------------------------
            J. Kevin Gleason
            (as attorney-in-fact)


J. Kevin Gleason, pursuant to powers of attorney, executed by each of the officers and directors listed above whose name is marked by an "*" filed as an exhibit hereto to this Report, by signing his name hereto, does hereby sign and execute this report of Adams Outdoor Advertising, Inc. on behalf of each such officers and directors in the capacities in which the names of each appear.

                        ADAMS OUTDOOR ADVERTISING, INC.

                             Financial Statements

                          December 31, 1996 and 1995


                   With Independent Auditors' Report Thereon

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Adams Outdoor Advertising, Inc.:


We have audited the accompanying balance sheets of Adams Outdoor Advertising, Inc. ("AOIA") as of December 31, 1996 and 1995, and the related statements of operations, stockholder's equity, and cash flows for the three-year period ended December 31, 1996. These financial statements are the responsibility of the management of AOAI. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AOIA as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



Atlanta, Georgia
March 21, 1997

                        ADAMS OUTDOOR ADVERTISING, INC.

                                Balance Sheets

                          December 31, 1996 and 1995

                     Assets                                                  1996   1995
                     -----                                                   ----   ----
Investment (note 2)                                                      $     40    40
                                                                              ===   ===
                Stockholder's Equity
               --------------------

Shareholder's equity:
  Preferred stock, $0.001 par value.  Authorized 800,000 shares;
    no shares issued or outstanding                                      $     -     -
  Common stock, $0.001 par value.  Authorized 200,000 shares;
   10,000 shares issued and outstanding                                       100   100
  Additional paid-in capital                                                  900   900
  Common stock subscribed                                                    (960) (960)

Commitment (note 3)                                                           ---   ---

                                                                         $     40    40
                                                                              ===   ===

See accompanying notes to financial statements.

                        ADAMS OUTDOOR ADVERTISING, INC.

                           Statements of Operations

                 Years ended December 31, 1996, 1995, and 1994

                           1996   1995  1994
                           -----  ----  ----
Revenue                    $ -     -     -
Expenses                     -     -     -
                           -----  ----  ----

      Net income (loss)    $ -     -     -
                           =====  ====  ====

See accompanying notes to financial statements.

                        ADAMS OUTDOOR ADVERTISING, INC.

                      Statements of Stockholder's Equity

                 Years ended December 31, 1996, 1995, and 1994

                                                       Additional  Common        Total
                                 Preferred   Common      paid-in    stock     stockholder's
                                   stock      stock     capital   subscribed    equity
                                   -----      -----     -------   ----------    ------
Balances at December 31, 1993    $   -         100      900        (960)        40
Net income (loss)                    -          -        -           -           -
                                   -----      -----     ---         ---         --
Balances at December 31, 1994        -         100      900        (960)        40
Net income (loss)                    -          -        -           -           -
Balances at December 31, 1995        -         100      900        (960)        40
Net income (loss)                    -          -        -           -           -
Balances at December 31, 1996    $   -         100      900        (960)        40
                                   =====      =====     ===         ===         ==

See accompanying notes to financial statements.

                        ADAMS OUTDOOR ADVERTISING, INC.

                           Statements of Cash Flows

                 Years ended December 31, 1996, 1995, and 1994

                                        1996   1995  1994
                                        -----  ----  ----
Cash flows from operating activities    $ -     -     -
Cash flows from investing activities      -     -     -
Cash flows from financing activities      -     -     -
                                        -----  ----  ----
             Net change in cash           -     -     -

Cash at beginning of year                 -     -     -
                                        -----  ----  ----
Cash at end of year                     $ -     -     -
                                        =====  ====  ====

See accompanying notes to financial statements.

                        ADAMS OUTDOOR ADVERTISING, INC.

                         Notes to Financial Statements

                          December 31, 1996 and 1995


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  The Company
          -----------

          Adams Outdoor Advertising, Inc. ("AOAI") was organized as a corporation under the Minnesota Statutes on December 12, 1985.
          AOAI is the managing general partner of Adams Outdoor Advertising Limited Partnership (the "Partnership"). AOAI is wholly owned by the individual general partner of the Partnership, who is also a limited partner in the Partnership. AOAI has nominal assets and does not conduct any operations, except for its activities as managing general partner of the Partnership.

          AOA1 and its sole stockholder have agreed that all profits or losses allocable to the general partners will be allocated to the individual general partner, and none will be allocated to AOAI.

     (b)  Investment
          ----------

          The investment balance consists of a general and limited partnership interest which are carried at cost, since the partnership interest is not readily marketable.

     (c)  Income Taxes
          ------------

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (d)  Use of Estimates
          ----------------

          Management of AOAI has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                        ADAMS OUTDOOR ADVERTISING, INC.

                         Notes to Financial Statements


(2)  Investment in Affiliated Partnership
     ------------------------------------

     AOAI has a 1.00% aggregate partnership interest in the Partnership which consists of 0.01% general partnership interest and 0.99% limited partnership interest. Summary audited financial information for the investee Company as of and for the years ended December 31, 1996 and 1995 is presented as follows (in thousands of dollars):

                                                                         1996      1995
                                                                         ----      ----
          Balance sheet information:
            Current assets                                      $       14,142    10,814
            Current liabilities                                         (9,173)   (4,870)
                                                                       -------   -------
            Working capital                                              4,969     5,944

            Property, plant, and equipment                              51,040    31,371
            Intangible assets, net                                      11,862     5,950
            Other assets.                                                   70        76
            Long-term debt, less current installments                 (133,189) (105,318)
            Deferred compensation, less current installments            (3,089)   (4,730)
            Other liabilities                                             (107)     (122)
                                                                       -------   -------

            Partners' deficit                                   $      (68,444)  (66,829)
                                                                       =======   =======

          Income statement information:
            Net outdoor advertising revenues                    $       47,260    42,890
                                                                       =======   =======

            Operating income                                    $       14,887    12,934
                                                                       =======   =======

            Net income                                          $        1,535     1,562
                                                                       =======   =======

(3) Employment Agreement with Sole Stockholder
    ------------------------------------------

    Effective January 1, 1996, AOAI entered into an employment agreement with the sole stockholder as an executive, which provides a base salary and benefits, subject to increases based on the Consumer Price Index annually, plus reimbursement of business expenses. The agreement expires December 31, 2001 unless terminated by AOAI or the sole stockholder and provides one year of severance pay, if terminated by AOAI under certain circumstances.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                       Consolidated Financial Statements

                           December 31, 1996 and 1995


                   With Independent Auditors' Report Thereon

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Index to Consolidated Financial Statements

                                                                      Page
                                                                      ----

Independent Auditors' Report.......................................     3

Financial Statements:

 Consolidated Balance Sheets of as of December 31, 1996 and 1995...     4

 Consolidated Statements of Operations for the Years ended
 December 31, 1996, 1995, and 1994.................................     5

 Consolidated Statements of Changes in Partners' Equity (Deficit)
 for the Years ended December 31, 1996, 1995, and 1994.............     6

 Consolidated Statements of Cash Flows for the Years ended
 December 31, 1996, 1995, and 1994.................................     7

 Notes to Consolidated Financial Statements........................     8


                          INDEPENDENT AUDITORS' REPORT


The Partners
Adams Outdoor Advertising
 Limited Partnership:


We have audited the accompanying consolidated balance sheets of Adams Outdoor Advertising Limited Partnership and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


Atlanta, Georgia
March 21, 1997

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                          Consolidated Balance Sheets

                          December 31, 1996 and 1995


                  Assets (Note 7)                                  1996          1995
                  ---------------                                  ----          ----
Current assets:
 Cash and cash equivalents                                  $    3,532,958     2,130,911
 Investments (note 3)                                              348,303          -
 Accounts receivable, less allowance for doubtful accounts
  of $696,260 and $546,123, respectively                         6,729,251     5,324,495
 Accounts receivable from related parties (note 2)                 208,669       171,828
 Receivables from employees                                         25,269       160,100
 Inventories                                                       216,712       207,799
 Prepaid rent                                                    2,129,094     1,534,665
 Prepaid expenses                                                  951,956     1,284,298
                                                              ------------   -----------
   Total current assets                                         14,142,212    10,814,096

Property, plant, and equipment, net (note 4)                    51,039,608    31,371,378
Intangible assets, net (note 5)                                 11,861,934     5,950,055
Other assets                                                        70,254        75,750
                                                              ------------   -----------
                                                            $   77,114,008    48,211,279
                                                              ============   ===========

    Liabilities and Partners' Equity (Deficit)
    ------------------------------------------

Current liabilities:
 Current installments of long-term debt (note 7)            $      231,379     2,125,000
 Accounts payable                                                  440,901       225,791
 Interest payable                                                3,640,374       680,034
 Interest payable to related parties                                -            340,653
 Accrued expenses and other liabilities (note 6)                 2,962,410     1,498,990
 Deferred compensation (note 10)                                 1,898,404         -
                                                              ------------   -----------
   Total current liabilities                                     9,173,468     4,870,468

Long-term debt, less current installments (note 7)             133,189,383    90,598,167
Long-term debt to related parties (notes 2 and 7)                   -         14,719,405
Deferred compensation (note 10)                                  3,089,228     4,729,877
Other liabilities                                                  106,407       122,728
                                                              ------------   -----------
   Total liabilities                                           145,558,486   115,040,645
                                                              ------------   -----------

Partners' equity (deficit) - (note 1):
 General partners' deficit                                     (67,829,366)  (67,829,366)
 Limited partners' equity (deficit)                               (615,112)    1,000,000
                                                              ------------   -----------
   Total partners' deficit                                     (68,444,478)  (66,829,366)

Commitments and contingencies (notes 8, 10, and 11)
                                                              ------------   -----------
                                                            $   77,114,008    48,211,279
                                                              ============   ===========

See accompanying notes to consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                     Consolidated Statements of Operations

                 Years ended December 31, 1996, 1995, and 1994

                                                        1996          1995         1994
                                                     -----------   -----------  -----------
Gross revenues                                    $   52,421,172   47,588,790   41,747,602
 Less agency commissions                              (5,161,376)  (4,698,330)  (4,096,908)
                                                     -----------   ----------   ----------
      Net outdoor advertising revenue                 47,259,796   42,890,460   37,650,694
                                                     -----------   ----------   ----------

Operating expenses:
 Direct advertising expenses                          22,411,959   20,848,384   19,560,429
 Corporate general and administrative                  2,404,834    1,113,593    1,183,291
 Depreciation and amortization                         6,105,151    5,567,736    5,684,400
 Deferred compensation (note 10)                       1,451,031    2,427,160    1,530,000
                                                      ----------   ----------   ----------
      Total operating expenses                        32,372,975   29,956,873   27,958,120
                                                      ----------   ----------   ----------

      Operating income                                14,886,821   12,933,587    9,692,574
                                                      ----------   ----------   ----------

Other expenses (income):
 Interest expense                                     12,247,794    9,865,283    9,607,755
 Interest expense to related parties                     275,175    1,397,612      268,643
 Other expenses (income), net                            (31,362)      16,095       38,279
 Loss on disposals of property
   and equipment, net                                    860,706       92,611      387,795
                                                      ----------   ----------   ----------
      Total other expenses                            13,352,313   11,371,601   10,302,472
                                                      ----------   ----------   ----------

      Net (loss) income                             $  1,534,508    1,561,986     (609,898)
                                                      ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

        Consolidated Statements of Changes in Partners' Equity (Deficit)

                 Years ended December 31, 1996, 1995, and 1994

                                                 Limited
                                    General      Partners'      Total
                                   partners'      equity      partners'
                                    deficit      (deficit)     deficit
                                 -------------  -----------  ------------

Balances at December 31, 1993    $(68,781,454)   1,000,000   (67,781,454)

Net loss                             (609,898)       -          (609,898)
                                 ------------   ----------   -----------

Balances at December 31, 1994     (69,391,352)   1,000,000   (68,391,352)

Net income                          1,561,986        -         1,561,986
                                 ------------   ----------   -----------

Balances at December 31, 1995     (67,829,366)   1,000,000   (66,829,366)

Net income                             -         1,534,508     1,534,508

Distributions                          -        (3,149,620)   (3,149,620)
                                 ------------   ----------   -----------

Balances at December 31, 1996    $(67,829,366)    (615,112)  (68,444,478)
                                 ============    ==========  ===========

See accompanying notes to consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1996, 1995, and 1994

                                                               1996          1995         1994
                                                               ----          ----         ----
Cash flows from operating activities:
 Net income (loss)                                       $   1,534,508    1,561,986     (609,898)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation                                              5,811,083    5,333,841    5,555,607
   Amortization of intangible assets                         1,126,505      701,256      619,931
   Deferred compensation expense                             1,451,031    2,427,160    1,530,000
   Payments for deferred compensation                       (1,226,579)    (250,000)    (267,065)
   Loss on disposals of property and
     equipment, net                                            860,706       92,611      387,795
   Barter (income) loss                                         86,729      114,154     (214,797)
   Purchases of investments, net                              (315,000)       -             -
   Changes in assets and liabilities, net of effects
     from acquisitions of businesses:
      Accounts receivable                                   (1,171,643)    (964,952)    (493,358)
      Inventories                                               61,705      (52,553)      33,570
      Prepaid rent and other prepaid
      expenses                                                 333,903     (181,780)    (312,161)
      Other assets                                               5,496      (17,000)      12,905
      Accounts payable, accrued expenses,
      and other liabilities                                  1,374,950     (179,970)     (49,644)
       Interest payable                                      2,619,687      698,090      824,081
      Other liabilities - long-term                            (16,321)    (132,060)      74,961
                                                         -------------   ----------   -----------
      Net cash provided by operating
           activities                                       12,536,760    9,150,783    7,091,927
                                                         -------------   -----------   ----------

Cash flows from investing activities:
 Additions to property, plant, and equipment                (4,419,452)  (2,042,132)  (1,895,268)
 Proceeds from sales of property, plant, and
  equipment                                                     45,017       62,784      104,694
 Acquisition of businesses                                 (24,300,464)         -           -
                                                         -------------   -----------   ----------
       Net cash used in investing activities               (28,674,899)  (1,979,348)  (1,790,574)
                                                         -------------   -----------   ----------

Cash flows from financing activities:
 Debt financing costs                                       (5,288,384)    (198,638)     (29,609)
 Advances from long-term debt                              145,725,354    8,150,394    6,887,630
 Payments on long-term debt                               (119,747,164) (14,714,447) (12,427,288)
 Distributions to partners                                  (3,149,620)     -             -
                                                         -------------   -----------   ----------
       Net cash provided by (used in) financing
         activities                                         17,540,186   (6,762,691)  (5,569,267)
                                                         -------------   -----------   ----------

       Net increase (decrease) in cash
            and cash equivalents                             1,402,047      408,744     (267,914)

Cash and cash equivalents at beginning of year               2,130,911    1,722,167    1,990,081
                                                         -------------   -----------   ----------

Cash and cash equivalents at end of year                 $   3,532,958    2,130,911    1,722,167
                                                         =============   ==========   ===========

See accompanying notes to consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Basis of Presentation
          ---------------------

          Adams Outdoor Advertising Limited Partnership ("the Company") owns and operates outdoor advertising structures in ten markets in the Midwest, Southeast, and mid-Atlantic states. The consolidated financial statements include the financial statements of the Company and its two wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (b)  The Company
          -----------

          The Company was organized under the Minnesota Uniform Limited Partnership Act on December 12, 1985 and will terminate on December 31, 2025 unless terminated sooner under the provisions of the Partnership Agreement. The Company was organized for the purpose of acquiring and operating businesses engaged in the outdoor advertising industry. The managing general partner is Adams Outdoor Advertising, Inc.

          The Partnership Agreement was amended on March 31, 1995 to convert and transfer 99% of the general partner's interest to limited partners' interests. The Partnership Agreement was amended and restated on January 1, 1996 to, among other matters, eliminate classes of limited partner interests resulting in general partner's interests of 0.71% and limited partners' interests of 99.29%.

          The Partnership Agreement provides that losses will be allocated 100% to the general partners. Profits will be allocated to the general and limited partners in the same proportion, based on their aggregate interest in the Company, as they have received distributions of distributable cash (defined as annual cash gross receipts, less cash expenses and any amount set aside for reserves) for such calendar year. In the event there are profits in a calendar year in which no distribution of distributable cash has been made, profits will be allocated 100% to the general partners.

          In the event of a sale, refinancing, or dissolution of the Partnership, the proceeds available for distribution, after payment of all expenses and previously outstanding debt of the Partnership, will be distributed first to the partners up to an amount equal to the respective partners' adjusted aggregate interest in the Partnership.

          In April 1995, certain limited partners' interests were purchased by an affiliate of the general partner. The purchase consideration of $17,452,677 represented the aggregate outstanding principal balance on the 9% subordinated notes and convertible notes payable to certain limited partners, including all accrued interest thereon, plus a $500,000 payment for certain limited partners' interests. The affiliate of the general partner held these notes and partners' interests at December 31, 1995. The Company continued to make payments on these notes with the same terms as were made to the previous holders of the notes until the notes were paid in March 1996 (note 7).

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


     (c)  Cash Equivalents
          ----------------

          The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     (d)  Investments
          -----------

          Investments at December 31, 1996 consist primarily of corporate debt and equity securities. Securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Management of the Company determines the appropriate classification of its investments at the time of acquisition and re-evaluates such determination at each balance sheet date.

          The Company has classified all securities purchased and held during 1996 as trading securities, as they are intended to be sold in the near term. Trading securities are carried at fair value, with realized and unrealized gains and losses included in net income.

     (e)  Inventories
          -----------

          Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. Market approximates net realizable value.

     (f)  Property, Plant, and Equipment
          ------------------------------

          Property, plant, and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are as follows:

          Buildings and equipment                                  5 to 32 years
          Outdoor advertising structures                          12 to 15 years
          Vehicles, machinery and equipment, and office equipment  3 to 5 years

     (g)  Intangible Assets
          -----------------

          Intangible assets include organizational costs, financing costs, noncompete agreements, and goodwill. Goodwill is being amortized using the straight-line method over periods of between 12 and 40 years. The remaining intangible assets are recorded at cost and are amortized using the straight-line method over the assets' estimated useful lives of two to ten years for organizational costs and noncompete agreements and the terms of the related debt for financing costs. The Company assesses the recoverability value of intangible assets based upon expected future cash flows.

     (h)  Income Taxes
          ------------

          The Company is not considered a taxable entity for Federal and state income tax purposes. Any taxable income or loss, tax credits, and certain other items are reported by the partners on their own tax returns in accordance with the Partnership Agreement.

     (i)  Revenue Recognition
          -------------------

          Revenues represent outdoor advertising services provided by the Company. The Company recognizes revenue when rendered, usually on a monthly basis in accordance with contract terms, as advertising services are provided.

                                                                     (Continued)

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


     (j)  Barter Transactions
          -------------------

          Barter transactions, which represent the exchange of advertising for goods or services, are recorded at the estimated fair value of the advertising provided and the products or services received. Barter revenue is recognized when advertising services are rendered, and barter expense is recognized when the related products or services are received.

     (k)  Fair Value of Financial Instruments
          -----------------------------------

          The carrying value for all financial instruments approximates fair value except for the Company's $105 million of 10.75% Senior Notes, included in long-term debt, which the Company believes are fairly valued at approximately $112 million at December 31, 1996.

(2)  Related Party Transactions
     --------------------------

     In April 1995, an affiliate of the general partner purchased the aggregate outstanding principal balance on the 9% subordinated notes and convertible notes payable and all accrued interest thereon. At December 31, 1995, the aggregate balance on the notes held by the affiliate was $11,389,165. As discussed in note 7, these notes were repaid in 1996.

     At December 31, 1995, the Company had notes payable of $6,730,436 (including capitalized accrued interest of $2,486,436) to Central Advertising Company, the former owner of Central Advertising Company Limited Partnership. At December 31, 1995, the Company had notes payable of $1,900,293 (including capitalized accrued interest of $900,293) to Illinois Outdoor Advertising Company Limited Partnership. Both entities are related to the Company through common ownership. As discussed in note 7, these notes payable were repaid in 1996, except for $231,379 which remains outstanding at December 31, 1996.

     A related party to the Company owns HSP Graphics ("HSP") printing operations headquartered in Canada. The Company paid the salary and expenses of the HSP salesman, who operated in the Atlanta area and HSP agreed to reimburse the Company for these expenses in cash or services. At December 31, 1996 and 1995, the Company had accounts receivable of $208,669 and $171,828, respectively, outstanding related to this arrangement with HSP. The Company paid HSP $-0-, $42,000, and $38,226 for printing services provided during 1996, 1995, and 1994, respectively.

     A related party to the Company billed $200,000 during the year ended December 31, 1996 for reimbursement of charter air service used by the Company during the year which was recorded as corporate general and administrative expense and remains outstanding in accrued expenses and other liabilities at December 31, 1996.

                                                                     (Continued)

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


(3)  Investments
     -----------

     Investments as of December 31, 1996 consist of the following:

                                                        Gross        Gross
                                                      unrealized   unrealized
                                                        holding     holding     Fair
Type of each issue                           Cost        gains      losses      value
-------------------                          ----        -----      ------      -----
 Trading securities:
   Equity securities                        $130,044    10,635       6,418     134,261
   Fixed income debt securities               95,138     1,297         410      96,025
   Mutual funds                              112,685     2,773          85     115,373
   Other                                       2,644       -           -         2,644
                                            --------    ------       -----     -------
                                            $340,511    14,705       6,913     348,303
                                            ========    ======       =====     =======

(4)  Property, Plant, and Equipment
     ------------------------------

     Property, plant, and equipment consists of the following at December 31, 1996 and 1995:

                                                  1996        1995
                                                  ----        ----
     Land                                   $   1,945,015   1,631,734
     Outdoor advertising structures            91,247,074  68,786,648
     Buildings and improvements                 3,321,251   2,627,851
     Vehicles                                   2,555,767   2,391,284
     Machinery and equipment                      659,537     660,742
     Office equipment                           2,344,631   2,147,457
     Construction in progress                     357,107     166,379
                                              -----------  ----------
                                              102,430,382  78,412,095
     Less accumulated depreciation             51,390,774  47,040,717
                                              -----------  ----------
                                            $  51,039,608  31,371,378
                                              ===========  ==========

(5)  Intangible Assets
     -----------------

     Intangible assets consist of the following at December 31, 1996 and 1995:

                                                1996         1995
                                                ----         ----
       Goodwill                              $ 7,532,597   7,532,597
       Noncompete agreements                   2,415,000     665,000
       Financing and organization costs        5,302,925   5,019,445
       Other                                      50,000      50,000
                                              ----------  ----------
                                              15,300,522  13,267,042
        Less accumulated amortization          3,438,588   7,316,987
                                              ----------  ----------
                                             $11,861,934   5,950,055
                                              ==========  ==========

                                                                     (Continued)

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


(6)  Accrued Expenses and Other Liabilities
     --------------------------------------

     Accrued expenses and other consist of the following at December 31, 1996 and 1995:

                                                  1996          1995
                                                  ----          ----

    Accrued insurance                        $    486,789      470,503
    Accrued payroll                               489,229      469,877
    Other                                       1,986,392      558,610
                                               ----------    ---------
                                               $2,962,410    1,498,990
                                               ==========    ----------
(7)  Long-Term Debt
     --------------

     Long-term debt at December 31, 1996 and 1995 consists of the following:

                                                                          1996      1995
                                                                          ----      ----
 10.75% senior notes due March 12, 2006, interest
  payable semiannually; unsecured                                     $105,000,000       -
 Revolving note payable due December 31, 2001; interest
  payable monthly at 8.5% at December 31, 1996                          28,189,383       -
 Senior term loan payable in unequal quarterly principal
  installments maturing December 31, 1996; interest
  payable monthly at LIBOR plus 3-1/4% or prime
  plus 1-5/8% (9.09% at December 31, 1995); paid
  in March 1996                                                             -        81,583,636
 Revolving note payable due December 31, 1996; interest
  payable monthly at prime plus 1-5/8% (10.25% at
  December 31, 1995); paid in March 1996                                    -           688,062
 9% subordinated notes payable partially due to an
  affiliate of the general partner on December 31, 1996
  (note 2); interest payable quarterly                                      -        16,389,165
 Subordinated note payable to Central Advertising Company
  Limited Partnership, including amounts due to related
  parties of $1,792,045 at December 31, 1995, due
  January 2, 1997 (note 2); interest at 10% compounded
  annually (including capitalized accrued interest of
  $2,486,436 and $91,327 at December 31, 1996 and
  1995, respectively)                                                      231,379    6,730,436
 Subordinated note payable to Illinois Outdoor Advertising
  Ltd. Partnership (note 2), due January 31, 1996;
  interest at 10% compounded quarterly (including
  capitalized accrued interest of $900,293 at December 31,
  1995); paid in March 1996                                                 -         1,900,293
 9% convertible subordinated notes payable due to an
  affiliate of the general partner on December 31, 1996
  (note 2); paid in March 1996                                              -           150,980
                                                                      ------------  -----------
                                                                       133,420,762  107,442,572
 Less current installments of long-term debt                               231,379    2,125,000
                                                                      ------------  -----------

   Long-term debt, less current installments                          $133,189,383  105,317,572
                                                                      ============  ===========

                                                                     (Continued)

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


     On March 12, 1996, the Company completed a refinancing (the "Refinancing") of its outstanding debt. Pursuant to the Refinancing, substantially all of the Partnership's existing debt was repaid, $105 million of 10-3/4% senior notes due 2006 (the "Notes") were issued, and a credit agreement (the "Credit Agreement") was executed which provided for a revolving line of credit with total availability of $15 million. On December 2, 1996, the Credit Agreement was amended and restated to increase the availability on the revolving line of credit from $15 million to $35 million, for a fee of $387,500.

     The aggregate available commitment under the Credit Agreement will be reduced incrementally on a quarterly basis, beginning March 31, 1998. The Credit Agreement matures on December 31, 2001 unless previously terminated. Prior to making any advance under the Credit Agreement, the Company will be required to be in compliance with all financial and operating covenants. The lenders under the Credit Agreement are paid a commitment fee at the rate of 0.5% per annum on unused commitments, payable quarterly.

     Borrowings under the Credit Agreement bear interest at a rate equal to, at the option of the Company, either (i) the base rate (which is defined as the higher of the prime rate or the federal funds rate plus .5%) or (ii) LIBOR, in each case plus an applicable margin determined by reference to the ratio of total debt to cash flow of the Company.

     The obligations of the Company under the Credit Agreement are secured primarily by a first priority pledge of the stock of Adams Outdoor Advertising, Inc., the corporate general partner, a first priority pledge of the Company interests, and a first priority lien on all the assets of the Company, with the exception of certain real estate assets, which are subject to a negative pledge.

     The Credit Agreement contains, among other things, covenants restricting the ability of the Company to dispose of assets, make distributions to its partners, create liens, make capital expenditures, make certain investments or acquisitions, enter into transactions with affiliates, and otherwise restrict certain activities. The Credit Agreement also contains financial covenants related to minimum interest coverage, maximum leverage ratio, and a minimum fixed charge coverage ratio.

     The 10.75% senior notes due 2006 were issued under an indenture dated March 12, 1996 (the "Indenture") among the Company and the trustee of the Notes (the "Trustee").

     The Notes are limited in aggregate principal amount to $105 million. The Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all existing and future senior indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company that by its terms is subordinated in right of payment to the Notes. The Notes are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness.

     The Notes mature on March 15, 2006 and bear interest at an annual rate of 10.75% from the date of issuance until maturity. Interest is payable semiannually in arrears on March 15 and September 15, commencing September 15, 1996, to holders of record of the Notes.

                                                                     (Continued)

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


     The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2001 at the following redemption prices (expressed as a percentage of principal amount), together, in each case, with accrued and unpaid interest to the redemption date, if redeemed during the twelve-month period beginning on March 15 of each year as listed below:

          Year                   Percentage
          ----                   ----------
          2001                      105.375%
          2002                      103.583
          2003                      101.792
          2004 and thereafter       100.000

     Also, up to 25% of the Notes are redeemable at the option of the Company in the event of a public equity offering.

     The Indenture contains, among other things, covenants restricting the ability of the Company to incur additional indebtedness, make certain distributions, make certain investments, change the status of Company subsidiaries, create liens, enter into transactions with affiliates, dispose of assets, enter into sale and lease-back transactions, make payments for consents, enter into any additional lines of business, and otherwise restrict certain activities.

     Pursuant to the Refinancing, substantially all of the indebtedness discussed below was repaid.

     The senior term loan payable and revolving note payable were subject to the terms of a senior debt agreement. As a condition of the senior debt agreement, as renegotiated in 1992, the senior lender required the Company to enter into an appreciation rights agreement. The appreciation rights were subject to redemption at a defined purchase price using fair market value of the Company, less its indebtedness and certain other liabilities (the "appraisal amount"). Based upon an independent appraisal of the Company as of July 31, 1994, the appreciation rights were redeemed on February 27, 1995 for cash consideration of $334,041 for the appreciation rights.

     The senior debt agreement included, among other things, provisions for the maintenance of a specified level of operating cash flow, specified ratios of operating profit to interest expense and to principal outstanding, restrictions on the amount and character of future debt that may be incurred by the Company, and restrictions on certain payments, including capital expenditures, deferred compensation, interest in other notes payable, and corporate expenses.

     On February 28, 1996, the senior lender agreed to extend the maturity date of the senior term loan and revolving note payable to March 3, 1997. As a result of the senior lender's extension and since the credit agreements pertaining to the subordinated notes provided for an extension of the maturity date if the senior debt was extended, all indebtedness was classified as long-term at December 31, 1995, except for those installments of the senior term loan contractually due in the year ended December 31, 1996.

                                                                     (Continued)

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


     The subordinated notes payable to Central Advertising Company Limited Partnership and Illinois Outdoor Advertising Ltd. Partnership provided for any accrued interest which was unpaid at the end of the calendar year to be capitalized and added back to the principal amount outstanding on the note. These notes payable could have been extended if the senior term loan's maturity date was extended.

     Annual minimum maturities of long-term debt based upon amounts outstanding at December 31, 1996 are as follows:

          1997                              $    231,379
          1998                                 4,000,000
          1999                                 8,000,000
          2000                                10,000,000
          2001                                 6,189,383
          Thereafter                         105,000,000
                                            ------------
                                            $133,420,762
                                            ============

(8)  Lease Commitments
     -----------------

     The Company leases real estate to erect signs in commercial and industrial zoned areas along traffic routes in cities or close to populated urban areas. The Partnership also leases certain vehicles used in its operations. These leases have terms ranging from one to 10 years.

     Approximate future minimum lease payments under noncancelable operating leases, in excess of one year, at December 31, 1996 are as follows:


          Years ending December 31:
                  1997.........             $ 4,471,000
                  1998.........               3,525,000
                  1999.........               2,648,000
                  2000.........               2,081,000
                  2001.........               1,367,000
                  Thereafter..                4,329,000
                                            -----------
                                            $18,421,000
                                            ===========

     Rent expense incurred under operating leases aggregated approximately $6,042,000, $5,406,000, and $4,823,000 for the years ended December 31,
     1996, 1995, and 1994, respectively.

(9)  Employee Benefit Plan
     ---------------------

     The Company has a 401(k) deferred savings and profit sharing plan. Employees must be at least age 21 and have completed one year of service to participate in the plan. Employees may contribute up to 10% of their salaries, and the Company matches employee contributions at the rate of 50% up to 6% of the employee's salary. The Company's contributions to the plan were $165,609, $158,195, and $152,675 in the years ended December 31, 1996,
     1995, and 1994, respectively.

                                                                     (Continued)

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


(10) Deferred Compensation Benefits
     ------------------------------

     (a)  Phantom Stock Agreement
          -----------------------

          The Company has deferred compensation benefits referred to as phantom stock agreements with certain management personnel. The compensation is calculated using a multiple of the operating profit of a division or the Company for the year ending immediately prior to the determination date over the base cost, which is the assigned value of the division or the Company, at the date of the agreement's execution. The agreements provide for three equal annual payments to the participants upon the determination date, which is defined as termination, death, disability, the sale of the Company, or the fifth anniversary of the agreement's execution. The Company incurred deferred compensation expense related to these agreements of $1,136,031, $2,427,160, and $1,530,000 for the years ended
          December 31, 1996, 1995, and 1994, respectively.

          In 1995, the Chief Executive Officer and the Company mutually terminated his participation in deferred compensation benefits under his phantom stock agreement by agreeing to pay him $2,000,000 upon the Refinancing of all of the Company's outstanding debt obligations. As a result, deferred compensation as of December 31, 1996 and 1995 includes $1,000,000 and $2,000,000, respectively, related to this arrangement. Interest is accrued on the unpaid balance at December 31, 1996 at 8.56% per annum. Deferred compensation is all classified as a long-term obligation as of December 31, 1995 since the prior senior debt agreement limited annual cash payments to no more than $250,000, and only if certain cash flow levels were achieved. The current portion of deferred compensation as of December 31, 1996 includes scheduled payments to be made during 1997.

     (b)  Nonqualified Retirement Plan
          ----------------------------

          The Company also maintains a nonqualified retirement plan (the "Plan") to provide deferred compensation benefits for corporate management. The Plan requires annual contributions of $30,000 for the Chief Executive Officer and $15,000 for each officer and general manager.

          As allowed in the plan documents, the Company has established a trust for contributions to provide a source of funds for the liabilities under the Plan. The trust is revocable and constitutes an unfunded arrangement as the trust assets are subject to the claims or the Company's creditors in the event of insolvency, until such time as the obligations have been paid to plan participants in accordance with the plan. Earnings of the trust are allocated proportionately to participant accounts.

          During the year ended December 31, 1996, the Company made $315,000 in payments to the trust, all of which were recorded as deferred compensation expense.
                                                                     (Continued)

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


(11) Commitments and Contingencies
     -----------------------------

     (a)  Zoning Regulations
          ------------------

          In 1988, the city of Charlotte adopted a comprehensive sign ordinance prohibiting the construction of virtually all new off-premises outdoor advertising signs within the city limits and mandating that all nonconforming signs either be brought into compliance or be removed by February 1, 1996 at the owner's expense without compensation (subject to extension at the city's discretion) for an additional two years. Assuming failure by the city to grant any variances, the Company could be forced to remove approximately 308 structures at its expense without payment of compensation, with a resulting material adverse impact on the gross revenues and cash flow attributable to the Charlotte market, but, in the opinion of management, not on the financial condition of the Company as a whole. In 1988, the Company filed a lawsuit in the Superior Court of Mecklenburg County, NC challenging the constitutionality of the Charlotte sign ordinance. The litigation was stayed by mutual agreement of the parties until November l995. Since the stay expired, neither party has advanced the litigation. The Company believes it is unlikely that the Company will have to remove non-conforming signs until 1998 or later. Through March 1997, the company had received a total of 308 NOV's (Notice of Violation). The Company does not anticipate any additional NOVs at this time.

          In other localities in which the Company operates, outdoor advertising is subject to restrictive and, in some cases, prohibitive, zoning regulations. Management expects Federal, state, and local regulations to continue to be a significant factor in the operation of the Company's business.

     (b)  Litigation
          ----------

          The Company is a party to a number of lawsuits and claims which it is vigorously defending. Such matters arise out of the normal course of business and relate to government regulations and other issues. Certain of these actions seek damages in significant amounts. While the results of litigation cannot be predicted with certainty, management believes, based on advice of Company counsel, the final outcome of such litigation will not have a material adverse effect on the consolidated financial statements of the Company.

                                                                     (Continued)

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


(12) Supplemental Cash Flow Information
     ----------------------------------

     The following summarizes supplemental cash paid and noncash activities for the years ended December 31, 1996, 1995, and 1994:

                                                  1996       1995       1994
                                                  ----       ----       ----
 Supplemental disclosure of cash
      paid during the year for interest        $9,095,866  9,668,563  9,238,046
                                                =========  =========  =========
 Supplemental disclosure of noncash
      activities:
       Accrued interest payable capitalized
         to long-term debt (note 7)            $    -        745,357    676,949
                                                =========  =========    =======
       Property, plant, and equipment
         acquired for accounts receivable      $  211,273    111,049    260,299
                                                =========  =========    =======

(13) Acquisitions
     ------------

     During 1996, the Company completed acquisitions of two outdoor advertising operations. Both acquisitions were accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon their fair values at the dates of acquisition. Both acquisitions were funded through borrowings.

     On October 25, 1996, the Company executed a purchase agreement for the Northeast Pennsylvania division ("NEPA") by acquiring all of the outstanding shares of PA Outdoor, Inc. for $6,765,000 in cash, and by acquiring selected assets and liabilities of Matthew Outdoor Advertising Acquisition Co., L.P. for $1,450,000 in cash. The Company also paid $100,000 for noncompete agreements to be amortized over two years, and incurred $243,000 in transaction costs.

     On November 18, 1996, the Company acquired selected assets and liabilities of Morgan Newsome Monroe, Inc. ("MNM") for $14,029,000 in cash. The Company also paid $1,650,000 for noncompete agreements to be amortized over three years, and incurred $64,000 in transaction costs.

     The net purchase price of the acquisitions was allocated as follows:

                                               NEPA    MNM
                                              ------  ------
                                              (in thousands)
          Working capital                     $  158     629
          Property, plant, and equipment       8,300  13,464
          Other assets                           100   1,650
                                              ------  ------

          Purchase price                      $8,558  15,743
                                              ======  ======

                                                                     (Continued)

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


     The following unaudited pro forma information presents a summary of the results of operations of the Company, NEPA, and MNM as if the acquisitions had occurred at the beginning of 1995, with pro forma adjustments to give effect to additional depreciation based on the fair market value of the property, plant, and equipment acquired; interest expense on acquisition debt; and the amortization of intangibles arising from the transactions. The pro forma financial information is not necessarily indicative of the results of operations as they would have resulted if the transactions had been effected on the assumed dates.

                                              Years ended December 31,
                                              ------------------------
                                                  1996        1995
                                                  ----        ----
                                             (in thousands - unaudited)
          Net outdoor advertising revenue..     $ 53,342   48,770
                                                  ======   ======

          Operating income.................     $ 14,843   12,740
                                                  ======   ======

          Net loss.........................     $   (462)    (691)
                                                    ====   ======

(14) Disposal of Equipment
     ---------------------

     In June 1996, the Company invested $662,098 in assets to provide in-store advertising equipment. These assets were utilized from June through December 1996, resulting in $179,864 in operating expenses in excess of revenue. In December 1996, management determined that the asset value had been impaired and approved a plan of disposal to be completed in January 1997. A loss equal to the carrying value of the assets of $662,098 was recognized in 1996 and has been included in the consolidated statement of operations as loss on disposals of property and equipment, net.

                                 EXHIBIT INDEX

Exhibit No.                                  Description                                                           Page No.
-----------                                  -----------                                                           --------
       3.1*         Articles of Incorporation of Adams Outdoor Advertising, Inc. ("AOAI")
                    3.2*  By-laws of AOAI
       3.3*         Limited Partnership Agreement of Adams Outdoor Advertising Limited Partnership
                    (the "Company")
       4.1*         Indenture dated as of March 12, 1996 among the Company, AOAI and United States
                    Trust Company, as Trustee (the "Indenture")
       4.2*         Form of Original Note
       4.3*         Form of New Note
       4.4*         Registration Rights Agreement dated as of March 12, 1996 among the Company,
                    AOAI and the Initial Purchaser referred to therein
      10.1*         Securities Purchase Agreement dated as of March 12, 1996 by and among the Company, AOAI and the Initial Purchaser referred to therein
      10.2*         Employment Agreement between AOAI and Stephen Adams
      10.3*         Agreement between Kevin Gleason and the Company
      10.4*         Phantom Stock Agreement between the Company and Abe Levine
      10.5*         Nonqualified Retirement Plan for Key Employees
      10.6**        Amended and Restated Credit Agreement dated December 2, 1996
      24.1**        Powers of Attorney
      27.1          Financial Data Schedule

 *Previously filed.
**Filed herewith.