Form 10-Q
period 1997-09-30
ADAMS OUTDOOR ADVERTISING LTD PARTNERSHIP; ADAMS OUTDOOR ADVERTISING INC
filed 1997-11-14
CIK 1011976, 1011977

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1997

                  ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                          Commission File No. 333-3338

            Minnesota                                 41-1540241
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)

                            --------------------

                         ADAMS OUTDOOR ADVERTISING, INC.
             (Exact name of registrant as specified in its charter)

                         Commission File No. 333-3338-01

                      Minnesota                            41-1540245
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

           Securities Registered Pursuant to Section 12(g) of the Act:
                          10 3/4% Senior Notes Due 2006

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       --    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (Applicable only to Adams Outdoor Advertising, Inc.)

Class                               Outstanding as of November 14, 1997
-----                               -----------------------------------
Common Stock,
$.001 par value                     10,000

                  ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                         ADAMS OUTDOOR ADVERTISING, INC.

                  Securities and Exchange Commission Form 10-Q
                 for the Third Quarter Ended September 30, 1997

                                      INDEX

                                                                                         Page Number
                                                                                         -----------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated  Balance Sheets of Adams Outdoor
                  Advertising Limited Partnership as of
                  September 30, 1997 and December 31, 1996 (unaudited) ......................  1

                  Consolidated Statements of Operations of Adams Outdoor
                  Advertising Limited Partnership for the quarters and nine
                  months ended September 30, 1997
                  and September 30, 1996 (unaudited).........................................  2

                  Consolidated Statements of Cash Flows of
                  Adams Outdoor Advertising Limited Partnership
                  for the nine months ended September 30, 1997
                  and September 30, 1996 (unaudited).........................................  3

                  Notes to Interim Consolidated Financial Statements of
                  Adams Outdoor Advertising Limited Partnership (unaudited)..................  4

                  Balance Sheets of Adams Outdoor
                  Advertising, Inc. as of September 30, 1997 and
                  December 31, 1996 (unaudited)..............................................  5

                  Statements of Operations of
                  Adams Outdoor Advertising, Inc. for the quarters and
                  nine months ended September 30, 1997 and
                  September 30, 1996 (unaudited).............................................  6

                  Statements of Cash Flows of
                  Adams Outdoor Advertising, Inc. for the
                  nine months ended September 30, 1997 and
                  September 30, 1996 (unaudited).............................................  7

                  Notes to Interim Financial Statements of
                  Adams Outdoor Advertising, Inc. (unaudited)................................  8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................  9

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..........................................................  14
         Item 2.  Changes in Securities......................................................  14
         Item 3.  Defaults Upon Senior Securities............................................  14
         Item 4.  Submission of Matters to a Vote of Security Holders........................  14
         Item 5.  Other Information..........................................................  14
         Item 6.  Exhibits and Reports on Form 8-K...........................................  14

SIGNATURES...................................................................................  15

                  ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                           September 30,       December 31,
                                              ASSETS                            1997               1996
                                                                             ---------          ---------
   Cash and cash equivalents                                                 $   2,169          $   3,533
   Investments                                                                     932                348
   Accounts receivable, less allowance for doubtful accounts
     of $785 and $696 at September 30, 1997 and December 31, 1996,
     respectively                                                                8,089              6,729
   Accounts receivable from related parties                                        191                209
   Receivables from employees                                                       71                 25
   Inventories                                                                     188                217
   Prepaid rent                                                                  2,580              2,129
   Prepaid expenses                                                                815                952
                                                                             ---------          ---------
     Total current assets                                                       15,036             14,142

Property, plant and equipment, net                                              50,850             51,040
Intangible assets, net                                                          10,784             11,862
Other assets                                                                       207                 70
                                                                             ---------          ---------
                                                                             $  76,877          $  77,114
                                                                             =========          =========

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Current liabilities:
   Current note payable                                                            231                231
   Accounts payable                                                                617                441
   Interest payable                                                                984              3,640
   Accrued expenses and other liabilities                                        2,224              2,963
   Deferred compensation                                                         1,587              1,899
                                                                             ---------          ---------
     Total current liabilities                                                   5,643              9,174

Long-term debt                                                                 137,434            133,189
Deferred compensation                                                            2,651              3,089
Other liabilities                                                                   51                106
                                                                             ---------          ---------
     Total liabilities                                                         145,779            145,558

Partners' equity (deficit):
   General partners' deficit                                                   (67,829)           (67,829)
   Limited partners' deficit                                                    (1,073)              (615)
                                                                             ---------          ---------
     Total partners' deficit                                                   (68,903)           (68,444)

Commitments and contingencies
                                                                             $  76,877          $  77,114
                                                                             =========          =========

See accompanying notes to unaudited interim consolidated financial statements.

                  ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                           Quarter Ended                Nine Months Ended
                                                            September 30,                 September 30,
                                                         1997         1996              1997          1996
                                                       --------     --------          --------      --------
Gross Revenues                                         $ 16,635     $ 13,590          $ 46,851      $ 38,671
   Less agency commissions                                1,632        1,426             4,430         3,864
                                                       --------     --------          --------      --------

     Net outdoor advertising revenue                     15,003       12,164            42,420        34,807

Operating expenses:
   Direct advertising expenses                            7,480        5,320            21,833        16,297
   Corporate general and administrative                     716          375             1,973         1,320
   Depreciation and amortization                          1,987        1,448             5,960         4,339
   Deferred compensation                                    256          150               778           550
                                                       --------     --------          --------      --------

     Total operating expenses                            10,439        7,293            30,545        22,506
                                                       --------     --------          --------      --------

     Operating income                                     4,564        4,871            11,875        12,301
                                                       --------     --------          --------      --------

Other expenses (income):
   Interest expense                                       3,616        3,026            10,894         8,835
   Interest expense - related parties                         0           22                14           344
   Other expenses (income), net                             (14)           3               (24)          (10)
   (Gain) loss on disposals of property, plant
     and equipment, net                                       1          (12)              (48)          (19)
                                                       --------     --------          --------      --------

     Total other expenses                                 3,604        3,039            10,835         9,150
                                                       --------     --------          --------      --------

     Net income (loss)                                 $    960     $  1,832          $  1,040      $  3,151
                                                       ========     ========          ========      ========

See accompanying notes to unaudited interim financial statements.

                  ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                    1997          1996
                                                                                 ---------      ---------
Cash flows from operating activities:
   Net Income                                                                    $   1,040      $   3,151
   Adjustments to reconcile net income to cash (used in)
     provided by operating activities:
       Depreciation                                                                  5,321          4,159
       Amortization of intangible assets                                             1,079            645
       Deferred compensation expense                                                   950            550
       Payments of Deferred Compensation                                            (1,700)        (1,227)
       Barter loss                                                                      62             93
       Gain on disposals of property, plant and
         equipment, net                                                                (48)           (19)
       Purchases of investments                                                       (585)

       Changes in assets and liabilities:
         Increase in accounts receivable, net                                       (1,486)        (1,205)
         Decrease in inventories                                                        28             61
         Decrease (increase)  in prepaid rent and other prepaid expenses              (313)           168
         (Increase) decrease in other assets                                          (136)             5
         (Decrease) increase in accounts payable and accrued expenses                 (562)           231
         Decrease in interest payable                                               (2,657)          (432)
         Decrease in other liabilities - long term                                     (55)           (94)
                                                                                 ---------      ---------
           Net cash provided by operating activities                                   938          6,086

Cash flows from investing activities:
               Additions to property, plant and equipment                           (5,108)        (3,184)
               Proceeds from sale of property, plant
                  and equipment                                                     61,273             38
                                                                                 ---------      ---------
               Net cash used in investing activities                                (5,047)        (3,146)

Cash flows from financing activities:
               Debt financing costs                                                     (1)        (4,498)
               Proceeds from Senior Notes                                                         105,000
               Payments on long-term debt                                           (7,793)      (107,211)
               Advances on revolving line of credit                                 12,038          8,839
               Distributions to partners                                            (1,498)        (3,134)
                                                                                 ---------      ---------
                 Net cash provided by (used in) financing activities                 2,745         (1,004)
                                                                                 ---------      ---------

                  Net (decrease) increase in cash and cash equivalents              (1,364)         1,936


Cash and cash equivalents at beginning of period                                     3,533          2,131
                                                                                 ---------      ---------
Cash and cash equivalents at end of period                                       $   2,169      $   4,067
                                                                                 =========      =========

See accompanying notes to unaudited interim consolidated financial statements.

                  ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared by Adams Outdoor Advertising Limited Partnership (the "Company") in accordance with the instructions for Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consist of normal recurring accruals, which are necessary for a fair presentation of the information for the periods described. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

(2)  Refinancing

On March 12, 1996, the Company refinanced (the "Refinancing") its debt structure by issuing $105 million of 10 3/4%, Senior Notes due 2006 ("Senior Notes") under an Indenture (the "Indenture"), and entered into a $15 million revolving line of credit (the "New Credit Facility"). On December 2, 1996 the New Credit Facility was increased to allow borrowings of up to $35 million on a revolving basis. Substantially all of the assets of the Company are pledged to secure indebtedness of up to $35.0 million (of which approximately $32.4 million was outstanding as of September 30, 1997) under the New Credit Facility and, accordingly, the lenders thereunder will have a prior claim on those assets. Permitted borrowings under the New Credit Facility are subject to various conditions. In addition, the availability of borrowings are subject to compliance with certain financial covenants. Scheduled reductions in the banks' commitments under the New Credit Facility will commence in 1998. The agreement governing the New Credit Facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability, and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

                         ADAMS OUTDOOR ADVERTISING, INC.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                              September 30,    December 31,
                                     ASSETS                                       1997             1996
                                     ------                                       ----             ----
Investment................................................................        $ 40             $ 40
                                                                                 ======           =====

                              STOCKHOLDER'S EQUITY
                              --------------------

Preferred stock, $0.001 par value
       Authorized 800,000 shares; no shares issued and outstanding........        $ --             $ --
Common stock, $0.001 par value
      Authorized 200,000 shares; 10,000 shares issued and outstanding.....         100              100
Additional paid-in capital................................................         900              900
Common stock subscribed
                                                                                  (960)            (960)
                                                                                 ------           -----
                                                                                  $ 40             $ 40
                                                                                 ======           =====


        See accompanying notes to unaudited interim financial statements

                         ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Quarter Ended        Nine Months Ended
                                              September 30,          September 30,
                                             --------------          --------------
                                            1997        1996       1997         1996
                                            ----        ----       ----         ----
Revenues..............................     $ --        $ --       $ --         $ --
Expenses..............................       --          --         --           --
                                           ------      ------     ------       ------

Net income (loss)....................      $ --        $ --       $ --         $ --
                                          =======      ======     ======      =======

       See accompanying notes to unaudited interim financial statements

                         ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                     -------------
                                                                    1997        1996
                                                                    ----        ----
Cash flows from operating activities........................       $ --        $ --
Cash flows from investing activities........................         --          --
Cash flows from financing activities........................         --          --
                                                                   -----       -----

     Net change in cash.....................................         --          --
Cash at beginning of period.................................         --          --
                                                                   -----       -----

Cash at end of period.......................................       $ --        $ --
                                                                   =====       =====

       See accompanying notes to unaudited interim financial statements

                         ADAMS OUTDOOR ADVERTISING, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)
(1) Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared by Adams Outdoor Advertising, Inc. ("AOAI") in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. All adjustments consist of normal recurring accruals, which are necessary for a fair presentation of the information for the periods described. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations. Although AOAI believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with AOAI's 1996 audited financial statements and notes thereto.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Except for its interests and activities as managing general partner of Adams Outdoor Advertising Limited Partnership (the "Company"), Adams Outdoor Advertising, Inc. ("AOAI") has nominal assets and does not conduct any operations. Accordingly, the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" relate to the Company and the consolidated financial statements of the Company included in this filing.

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include forward-looking terminology such as "believes," "anticipates," "expects," "would," "estimate," "continue," or the negative thereof or variations thereon or comparable terminology. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such forward-looking statements. Other factors that could effect such results, performance or achievement are set forth in "Risk Factors" in Amendment No. 3 to the Company's Registration Statement on Form S-4 (Registration No. 333-03338) as updated by the Company's Annual Report on Form 10-K for the year ended December 31, 1996 including those risks to the Company presented by financial leverage, government regulation with respect to zoning, restrictions on outdoor advertising by the tobacco industry, competition and general economic conditions.

Results of Operations

Quarter Ended September 30, 1997 Compared With Quarter Ended September 30, 1996
-------------------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the quarter ended September 30, 1997 of $15.0 million increased by 23.3% from $12.2 million for the comparable period in 1996. This increase resulted from higher advertising rates and an increase in the number of displays sold as well as the increased net revenue of $1.9 million from assets in South Carolina and Northeast Pennsylvania which were acquired in the fourth quarter of 1996.

It has been reported that certain cigarette manufacturers who are defendants in numerous class-action suits throughout the United States have reached agreement with the Attorneys General of various states for an out of court settlement with respect to such suits. The settlement is subject to various conditions including approval and implementing legislation by the United States Congress. A reduction in outdoor advertising by the tobacco industry would cause an immediate reduction in the Company's direct revenue from such advertisers at least in the immediate term following the imposition of such ban while alternate sources of advertising are secured. Such ban would also increase the available space on the existing inventory of billboards in the outdoor advertising industry. This could in turn result in a reduction of outdoor advertising rates in each of the Company's outdoor advertising markets or limit the ability of industry participants to increase rates for some period of time. Accordingly, there can be no assurance that the Company will immediately replace tobacco industry advertising revenue in the event of a total ban of tobacco advertising on outdoor billboards and signs and the consequences of such ban could have a material adverse affect on the Company. Furthermore, even in the event the advertising ban does not take place, state and local governments have recently proposed and some have enacted regulations restricting or banning outdoor advertising of tobaccos in certain jurisdictions.

Direct advertising expenses for the quarter ended September 30, 1997 of $7.5 million increased by 40.6% from $5.3 million for the comparable period in 1996. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates as well as $1.4 million in additional direct costs associated with the acquisitions of South Carolina and Northeast Pennsylvania.

Corporate, general and administrative expenses for the quarter ended September 30, 1997 of $716,000 increased by 91.0% from $375,000 for the comparable period in 1996. This increase was attributable to increased professional fees, travel expenses, relocation expenses and directors' fees.

Depreciation and amortization for the quarter ended September 30, 1997 of $2.0 million increased by 37.3% from $1.4 million for the comparable period in 1996. Depreciation expense increased as a result of additions to property, plant and equipment during 1996 and early 1997 from acquisitions and building of new structures.

Deferred compensation expense for the quarter ended September 30, 1997 of $256,000 increased by 70.4% from $150,000 for the comparable period in 1996 primarily due to increased vesting and funding of the Non-Qualified Retirement Plan.

Interest expense for the quarter ended September 30, 1997 of $3.6 million increased 18.6% from $3.0 million for the comparable period in 1996. This increase was due to a higher level of outstanding debt as a result of the acquisitions in the fourth quarter of 1996. For the quarters ended September 30, 1997 and September 30, 1996, the effective interest rates were 10.3% and 10.6%, respectively, on average outstanding balances of $135.1 million and $109.5 million, respectively.

Net income for the quarter ended September 30, 1997 decreased to $960,000 from $1.8 million for the comparable period in 1996 as a result of the items discussed above.

Nine Months Ended September 30, 1997 Compared With Nine Months Ended September
------------------------------------------------------------------------------
30, 1996
--------

Net revenues (gross revenues net of agency commissions) for the nine months ended September 30, 1997 of $42.4 million increased by 21.9% from $34.8 million for the comparable period in 1996. This increase resulted from higher advertising rates and an increase in the number of displays sold as well as the increased net revenue of $5.2 million from assets in South Carolina and Northeast Pennsylvania which were acquired in the fourth quarter of 1996.

Direct advertising expenses for the nine months ended September 30, 1997 of $21.8 million increased by 34.0% from $16.3 million for the comparable period in 1996. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates as well as $4.0 million in additional direct costs associated with the acquisitions of South Carolina and Northeast Pennsylvania.

Corporate, general and administrative expenses for the nine months ended September 30, 1997 of $2.0 million increased by 49.5% from $1.3 million for the comparable period in 1996. This increase was attributable to increased professional fees, travel expenses, relocation expenses and directors' fees.

Depreciation and amortization for the nine months ended September 30, 1997 of $6.0 million increased by 37.4% from $4.3 million for the comparable period in 1996 primarily as a result of additions to property, plant and equipment during 1996 and early 1997.

Deferred compensation expense for the nine months ended September 30, 1997 of $778,000 increased by 41.5% from $550,000 for the comparable period in 1996 primarily due to vesting and funding of the Non-Qualified Retirement Plan.

Interest expense for the nine months ended September 30, 1997 of $10.9 million increased by 18.8% from $9.2 million for the comparable period in 1996. This increase was due to a higher level of outstanding debt. For the nine months ended September 30, 1997 and September 30, 1996, the effective interest rates were 10.3% and 10.3%, respectively, on average outstanding balances of $135.4 million and $109.7 million, respectively. In addition, amortization of loan costs are included in interest expense, but are not included in the calculation of the effective interest rate.

Net income for the nine months ended September 30, 1997 decreased by 67.0% to $1.0 million from $3.2 million for the comparable period in 1996 primarily as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the nine months ended September 30, 1997 of $18.6 million increased by 8.3% from $17.2 million for the comparable period in 1996. For the quarter ended September 30, 1997, Operating Cash Flow of $6.8 million increased by 5.2% from $6.5 million for the comparable period in 1996.

Liquidity and Capital Resources

On March 12, 1996 the Company, together with its managing general partner, AOAI privately placed $105,000,000 of their 10 3/4% Senior Notes due 2006 issued under an indenture (the "Indenture") and entered into a new credit facility (the "New Credit Facility") pursuant to which it may borrow up to $15 million on a revolving basis (the "Refinancing"). As part of the Refinancing, substantially all of the Company's outstanding debt was refinanced. As a result of the Refinancing, the average maturities of the Company's debt at December 31, 1996 were extended from one year to approximately nine years. On December 2, 1996 the New Credit Facility was increased to allow borrowings of up to $35 million on a revolving basis.

Historically, the Company's cash needs have arisen from operating expenses (primarily direct advertising expenses and corporate general and administrative expenses), debt service, capital expenditures and deferred compensation payments under phantom stock agreements. As a result of the Refinancing, the Company's interest expense has increased due to the higher weighted average interest rate.

The Company's primary sources of cash are net cash generated from operating activities and borrowings under the New Credit Facility. The Company's net cash provided from operations decreased significantly to $938,000 for the nine months ended September 30, 1997 from $6.1 million for the nine months ended September 30, 1996.

The Company expects that its capital expenditures during 1997 will be approximately $5.5 million and will be primarily for new billboard construction, the upgrading of existing displays and the research and development of new advertising media. The Company made capital expenditures of $5.1 million during the nine months ended September 30, 1997 compared to $2.6 million during the nine months ended September 30, 1996.

At December 31, 1996, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $5.0 million in the aggregate. The Company's previous debt agreements limited payments of deferred compensation to no more than $250,000 per year. The New Credit Facility and the Indenture permit the payment of the deferred compensation. Such payments are scheduled to be paid during the 1996 through 2002 period. During the nine months ended September 30, 1997, payments of deferred compensation totaled $1.7 million.

The New Credit Facility is a revolving credit facility of up to $35.0 million. At September 30, 1997, the outstanding borrowings under the New Credit Facility were $32.4 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the New Credit Facility. Permitted borrowings under the New Credit Facility are subject to various conditions, including the attainment of certain performance measures by the Company. Scheduled reductions in the lenders' commitments under the New Credit Facility will commence in 1998. The agreement governing the New Credit Facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

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

Date:  November 14, 1997           ADAMS OUTDOOR ADVERTISING
                                   LIMITED PARTNERSHIP

                                   By Adams Outdoor Advertising, Inc.
                                    Its General Partner


                                   By  /s/ J. Kevin Gleason
                                       ------------------------
                                    J. Kevin Gleason
                                    President and Chief Executive Officer


                                   By  /s/ Abe Levine
                                       ------------------------
                                    Abe Levine
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                                   ADAMS OUTDOOR ADVERTISING, INC.



                                   By  /s/ J. Kevin Gleason
                                       ------------------------
                                    J. Kevin Gleason
                                    President and Chief Executive Officer


                                   By  /s/ Abe Levine
                                       ------------------------
                                    Abe Levine
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)