Form 10-Q
period 1998-03-31
ADAMS OUTDOOR ADVERTISING LTD PARTNERSHIP; ADAMS OUTDOOR ADVERTISING INC
filed 1998-05-14
CIK 1011976, 1011977

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 1998

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

Class               Outstanding as of May 12, 1998
-----               ------------------------------
Common Stock,
$.001 par value      10,000

                  ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                        ADAMS OUTDOOR ADVERTISING, INC.

                  Securities and Exchange Commission Form 10-Q
                   for the First Quarter Ended March 31, 1998

                                     INDEX

                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated  Balance Sheets of Adams Outdoor
              Advertising Limited Partnership as of
              March 31, 1998 and December 31, 1997 (unaudited)..............   1

              Consolidated Statements of Operations of
              Adams Outdoor Advertising Limited Partnership
              for the quarters ended March 31, 1998
              and March 31, 1997 (unaudited)................................   2

              Consolidated Statements of Cash Flows of
              Adams Outdoor Advertising Limited Partnership
              for quarters ended March 31, 1998
              and March 31, 1997 (unaudited)................................   3

              Notes to Interim Consolidated Financial Statements of
              Adams Outdoor Advertising Limited Partnership (unaudited).....   4

              Balance Sheets of Adams Outdoor
              Advertising, Inc. as of March 31, 1998 and
              December 31, 1997 (unaudited).................................   5

              Statements of Operations of
              Adams Outdoor Advertising, Inc. for the quarters
              ended March 31, 1998 and
              March 31, 1997 (unaudited)...................................    6

              Statements of Cash Flows of
              Adams Outdoor Advertising, Inc. for the
              quarters ended March 31, 1998 and
              March 31, 1997 (unaudited)...................................    7

              Notes to Interim Financial Statements of
              Adams Outdoor Advertising, Inc. (unaudited)..................    8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................    9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................   14
     Item 2.  Changes in Securities.......................................   14
     Item 3.  Defaults Upon Senior Securities.............................   14
     Item 4.  Submission of Matters to a Vote of Security Holders.........   14
     Item 5.  Other Information...........................................   14
     Item 6.  Exhibits and Reports on Form 8-K............................   14

SIGNATURES................................................................   15

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                 March 31,       December 31,
                                                                   1998             1997
                                                                ------------     ------------
                          ASSETS

Current assets:
   Cash and cash equivalents                                  $       3,514    $       3,121
   Investments                                                        1,804            1,281
   Accounts receivable, less allowance
     for doubtful accounts of $768 and $700 at
     March 31, 1998 and December 31, 1997,
     respectively                                                     8,189            7,576
   Accounts receivable from related parties                             166              228
   Receivables from employees                                           182               89
   Inventories                                                          113              142
   Prepaid rent                                                       2,727            2,452
   Prepaid expenses                                                     723              795
                                                                ------------     ------------
     Total current assets                                            17,418           15,684

Property, plant and equipment, net                                   50,729           51,090
Intangible assets, net                                               10,144           10,450
Other assets                                                            241              250
                                                                ------------     ------------
                                                              $       78,532    $     77,474
                                                                ============     ============

        LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Current liabilities:
   Current installments of long-term debt                     $       4,000    $       4,000
   Accounts payable                                                     611              540
   Interest payable                                                   1,140            4,042
   Accrued expenses and other liabilities                             2,347            2,673
   Deferred compensation                                              1,332            1,332
                                                                ------------     ------------
     Total current liabilities                                        9,430           12,587

Long-term debt                                                      135,284          131,034
Deferred compensation                                                 3,503            3,439
                                                                ------------     ------------
     Total liabilities                                              148,217          147,060

Partners' equity (deficit):
   General partners' deficit                                        (67,829)         (67,829)
   Limited partners' deficit                                         (1,856)          (1,757)
                                                                ------------     ------------
     Total partners' deficit                                        (69,685)         (69,586)
                                                                ------------     ------------
Commitments and contingencies
                                                              $      78,532    $      77,474
                                                                ============     ============

See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                                               Quarter Ended
                                                                                 March 31,
                                                                       1998                       1997
                                                                   ------------               ------------
Gross Revenues                                                   $      15,742              $      14,053
   Less agency commissions                                               1,527                      1,295
                                                                   ------------               ------------
     Net outdoor advertising revenue                                    14,215                     12,758

Operating expenses:
   Direct advertising expenses                                           7,468                      7,139
   Corporate general and administrative                                  1,004                        653
   Depreciation and amortization                                         2,063                      1,986
   Deferred compensation                                                   128                        124
                                                                   ------------               ------------
     Total operating expenses                                           10,663                      9,902
                                                                   ------------               ------------
     Operating income                                                    3,552                      2,856
                                                                   ------------               ------------
Other expenses (income):
   Interest expense                                                      3,644                      3,602
   Interest expense - related parties                                        8                         14
   Other income, net                                                        (5)                       (10)
   Loss on disposals of property, plant
     and equipment, net                                                      4                          3
                                                                   ------------               ------------
     Total other expenses                                                3,651                      3,609
                                                                   ------------               ------------
     Net loss                                                    $         (99)             $        (753)
                                                                   ============               ============

See accompanying notes to unaudited interim financial statements.

                           ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                     (Dollars in Thousands)

                                                                                Quarter Ended
                                                                                   March 31,
                                                                            1998              1997
                                                                          -------           -------
Cash flows from operating activities:
   Net Loss                                                               $   (99)          $  (753)
   Adjustments to reconcile net income to cash
     used in operating activities:
       Depreciation                                                         1,853             1,773
       Amortization of intangible assets                                      343               360
       Deferred compensation expense                                          366               261
       Payments of Deferred Compensation                                     (300)           (1,392)
       Barter (income) loss                                                   (22)               36
       Loss on disposals of property, plant and
         equipment, net                                                         4                 3
       Purchases of investments                                              (523)             (138)

       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable, net                     (636)              256
         Decrease in inventories                                               29                 5
         Increase in prepaid rent and other prepaid expenses                 (204)             (686)
         (Increase) decrease in other assets                                    9                (9)
         Increase (decrease) in accounts payable and accrued expenses          71            (1,115)
         Decrease in interest payable                                      (2,903)           (2,628)
         Increase (decrease) in other liabilities  - long term               (327)               48
                                                                          -------           -------
           Net cash used in operating activities                           (2,339)           (3,979)

Cash flows from investing activities:
         Additions to property, plant and equipment                        (1,481)           (1,590)
                                                                          -------           -------
         Net cash used in investing activities                             (1,481)           (1,590)

Cash flows from financing activities:
         Debt financing costs                                                 (37)               -
         Payments on long-term debt                                        (2,494)           (2,160)
         Advances on revolving line of credit                               6,744             6,144
         Distributions to partners                                             -               (451)
                                                                          -------           -------
           Net cash provided by financing activities                        4,213             3,533
                                                                          -------           -------
            Net increase (decrease) in cash and cash equivalents              393            (2,036)

Cash and cash equivalents at beginning of period                            3,121             3,533
                                                                          -------           -------
Cash and cash equivalents at end of period                                $ 3,514           $ 1,497
                                                                          =======           =======

See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared by Adams Outdoor Advertising Limited Partnership (the "Company") in accordance with the instructions for Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consist of normal recurring accruals, which are necessary for a fair presentation of the information for the periods described. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

(2)  REFINANCING

On March 12, 1996, the Company refinanced (the "Refinancing") its debt structure by issuing $105 million of 10 3/4%, Senior Notes due 2006 ("Senior Notes") under an Indenture (the "Indenture"), and entered into a $15 million revolving line of credit (the "New Credit Facility"). On December 2, 1996 the New Credit Facility was increased to allow borrowings of up to $35 million on a revolving basis. Substantially all of the assets of the Company are pledged to secure indebtedness of up to $35.0 million (of which approximately $34.3 million was outstanding as of March 31, 1998) under the New Credit Facility and, accordingly, the lenders thereunder will have a prior claim on those assets. Permitted borrowings under the New Credit Facility are subject to various conditions. In addition, the availability of borrowings are subject to compliance with certain financial covenants. Scheduled reductions in the banks' commitments under the New Credit Facility will commence in 1998. The agreement governing the New Credit Facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability, and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

                        ADAMS OUTDOOR ADVERTISING, INC.

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                             March 31,   December 31,
                                               1998          1997
                                               ----          ----
                 ASSETS
                 ------

Investment.................................    $  40          $  40
                                               =====          =====

          STOCKHOLDER'S EQUITY
          --------------------
Preferred stock, $0.001 par value
  Authorized 800,000 shares; no shares
  issued and outstanding...................    $  --          $  --

Common stock, $0.001 par value
  Authorized 200,000 shares; 10,000 shares
  issued and outstanding...................      100            100

Additional paid-in capital.................      900            900
Common stock subscribed                         (960)          (960)
                                               -----          -----
                                               $  40          $  40
                                               =====          =====

        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                              Quarter Ended
                                                March 31,
                                              -------------
                                              1998     1997
                                              -------------
Revenues...................................   $  --   $  --
Expenses...................................      --      --
                                              -----   -----

Net income (loss)..........................   $  --   $  --
                                              =====   =====


        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      Quarters ended
                                                         March 31,
                                                         ---------
                                                     1998         1997
                                                     ----         ----
Cash flows from operating activities..............   $    --   $    --
Cash flows from investing activities..............        --        --
Cash flows from financing activities..............        --        --
                                                     -------   -------

                                                          --        --
      Net change in cash..........................
Cash at beginning of period.......................        --        --
                                                     -------   -------
Cash at end of period.............................   $    --   $    --
                                                     =======   =======



        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited financial statements included herein have been prepared by Adams Outdoor Advertising, Inc. ("AOAI") in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. All adjustments consist of normal recurring accruals, which are necessary for a fair presentation of the information for the periods described. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations.
Although AOAI believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with AOAI's 1997 Annual Report on Form 10-K.

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

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include forward-looking terminology such as "believes," "anticipates," "expects," "would," "estimate," "continue," or the negative thereof or variations thereon or comparable terminology. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such forward-looking statements. Other factors that could effect such results, performance or achievement are set forth in "Risk Factors" in Amendment No. 3 to the Company's Registration Statement on Form S-4 (Registration No. 333-03338) as updated by the Company's Annual Report on Form 10-K for the year ended December 31, 1997 including those risks to the Company presented by financial leverage, government regulation with respect to zoning, restrictions on outdoor advertising by the tobacco industry, competition and general economic conditions.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1998 Compared With Quarter Ended March 31, 1997
-----------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the quarter ended March 31, 1998 of $14.2 million increased by 11.4% from $12.8 million for the comparable period in 1997. This increase resulted from higher advertising rates and an increase in the number of displays sold.

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

Direct advertising expenses for the quarter ended March 31, 1998 of $7.5 million increased by 4.6% from $7.1 million for the comparable period in 1997. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

Corporate, general and administrative expenses for the quarter ended March 31, 1998 of $1.0 million increased by 53.8% from $653,000 for the comparable period in 1997. This increase was attributable to increased professional fees, travel expenses, relocation expenses and directors' fees.

Depreciation and amortization for the quarter ended March 31, 1998 of $2.1 million increased by 3.9% from $2.0 million for the comparable period in 1997. Depreciation expense increased as a result of additions to property, plant and equipment during 1997 and early 1998 from acquisitions and building of new structures.

Deferred compensation expense for the quarter ended March 31, 1998 of $128,000 increased by 3.2% from $124,000 for the comparable period in 1997 primarily due to increased Operating Profit.

Interest expense for the quarter ended March 31, 1998 of $3.7 million increased 1.0% from $3.6 million for the comparable period in 1997. This increase was due to a higher level of outstanding debt. For the quarter ended March 31, 1998 and March 31, 1997, the effective interest rates were 10.3% on average outstanding balances of $136.7 million and $134.7 million, respectively.

Net loss for the quarter ended March 31, 1998 decreased to $99,000 from a $753,000 loss for the comparable period in 1997 as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the quarter ended March 31, 1998 of $5.7 million increased by 15.6% from $5.0 million for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

On March 12, 1996 the Company, together with its managing general partner, AOAI privately placed $105,000,000 of their 10 3/4% Senior Notes due 2006 issued under an indenture (the "Indenture") and entered into a new credit facility (the "New Credit Facility") pursuant to which it may borrow up to $15 million on a revolving basis (the "Refinancing"). As part of the Refinancing, substantially all of the Company's outstanding debt was refinanced. As a result of the Refinancing, the average maturities of the Company's debt were extended to 2006.

Historically, the Company's cash needs have arisen from operating expenses (primarily direct advertising expenses and corporate general and administrative expenses), debt service, capital expenditures and deferred compensation payments under phantom stock agreements. As a result of the Refinancing, the Company's interest expense has increased due to the higher weighted average interest rate.

The Company's primary sources of cash are net cash generated from operating activities and borrowings under the New Credit Facility. The Company's net cash used in operations decreased significantly to $2.3 million for the quarter ended March 31, 1998 from $4.0 million for the quarter ended March 31, 1997.

The Company expects that its capital expenditures during 1998 will be approximately $5.0 million and will be primarily for new billboard construction, the upgrading of existing displays and the research and development of new advertising media. The Company made capital expenditures of $1.5 million during the quarter ended March 31, 1998 compared to $1.6 million during the quarter ended March 31, 1997.

At December 31, 1997, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $4.8 million in the aggregate. The New Credit Facility and the Indenture permit the payment of the deferred compensation when due, subject to certain annual limitations. Such payments are scheduled to be paid during the 1998 through 2002 period. During the quarter ended March 31, 1998, payments of deferred compensation totaled $300,000.

The New Credit Facility is a revolving credit facility of up to $35.0 million. At March 31, 1998, the outstanding borrowings under the New Credit Facility were $34.3 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the New Credit Facility. Permitted borrowings under the New Credit Facility are subject to various conditions, including the attainment of certain performance measures by the Company. Scheduled reductions in the lenders' commitments under the New Credit Facility will commence in 1998. The agreement governing the New Credit Facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

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

SEASONALITY

Although revenues during the first and fourth quarter are slightly lower than the other quarter, management does not believe that seasonality has a significant impact on the operations or cash flow of the Company.

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

Date:  May 12, 1998           ADAMS OUTDOOR ADVERTISING
                              LIMITED PARTNERSHIP

                              By Adams Outdoor Advertising, Inc.
                                Its General Partner


                              By   /s/  J. Kevin Gleason
                                  ----------------------
                                  J. Kevin Gleason
                                  President and Chief Executive Officer


                              By   /s/ Abe Levine
                                  -----------------
                                  Abe Levine
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


                              ADAMS OUTDOOR ADVERTISING, INC.



                              By   /s/  J. Kevin Gleason
                                  ----------------------
                                  J. Kevin Gleason
                                  President and Chief Executive Officer


                              By   /s/ Abe Levine
                                  ---------------
                                  Abe Levine
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)