Form 10-Q
period 1998-09-30
ADAMS OUTDOOR ADVERTISING LTD PARTNERSHIP; ADAMS OUTDOOR ADVERTISING INC
filed 1998-11-13
CIK 1011976, 1011977

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                              September 30, 1998

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

                         Commission File No. 333-3338

                MINNESOTA                               41-1540241
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)
                              ___________________

                        ADAMS OUTDOOR ADVERTISING, INC.
            (Exact name of registrant as specified in its charter)

                        Commission File No. 333-3338-01

             MINNESOTA                              41-1540245
  (State or other jurisdiction of                 (IRS Employer
  incorporation or organization)               Identification No.)

                       1380 West Paces Ferry Road, N.W.
                             Suite 170, South Wing
                              Atlanta, GA  30327
                   (Address of principal executive offices)

                                (404) 233-1366
             (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     None.

          Securities Registered Pursuant to Section 12(g) of the Act:
                         10 3/4% Senior Notes Due 2006

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO
                                        ---       --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (Applicable only to Adams Outdoor Advertising, Inc.)

Class                Outstanding as of November 12, 1998
-----                -----------------------------------
Common Stock,
$.001 par value      10,000

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                        ADAMS OUTDOOR ADVERTISING, INC.

                 Securities and Exchange Commission Form 10-Q
                for the Third Quarter Ended September 30, 1998

                                     INDEX

                                                                         Page Number
                                                                         -----------
PART I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements

            Consolidated  Balance Sheets of Adams Outdoor
            Advertising Limited Partnership as of
            September 30, 1998 (unaudited) and December 31, 1997...........   1

            Consolidated Statements of Operations of
            Adams Outdoor Advertising Limited Partnership
            for the Quarters and Nine Months Ended September 30, 1998
            and 1997 (unaudited)...........................................   2

            Consolidated Statements of Cash Flows of
            Adams Outdoor Advertising Limited Partnership
            for the Nine Months Ended September 30, 1998
            and 1997 (unaudited)...........................................   3

            Notes to Interim Consolidated Financial Statements of
            Adams Outdoor Advertising Limited Partnership (unaudited)......   4

            Balance Sheets of Adams Outdoor
            Advertising, Inc. as of September 30, 1998 (unaudited)
            and December 31, 1997..........................................   5

            Statements of Operations of
            Adams Outdoor Advertising, Inc. for the Quarters and
            Nine Months Ended September 30, 1998 and 1997 (unaudited)......   6

            Statements of Cash Flows of
            Adams Outdoor Advertising, Inc. for the
            Nine Months Ended September 30, 1998 and 1997 (unaudited)......   7

            Notes to Interim Financial Statements of
            Adams Outdoor Advertising, Inc. (unaudited)....................   8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................   9

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings..............................................  14
   Item 2.  Changes in Securities..........................................  14
   Item 3.  Defaults Upon Senior Securities................................  14
   Item 4.  Submission of Matters to a Vote of Security Holders............  14
   Item 5.  Other Information..............................................  14
   Item 6.  Exhibits and Reports on Form 8-K...............................  14

SIGNATURES.................................................................  15

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                September 30,
                                                                    1998         December 31,
                            ASSETS                              (unaudited)          1997
                                                                ------------     ------------
Current assets:
   Cash and cash equivalents                                      $  2,850         $  3,121
   Investments                                                       1,649            1,281
   Accounts receivable, less allowance for doubtful accounts of
     $802 and $700 at September 30, 1998 and December 31, 1997,
     respectively                                                    9,551            7,576
   Accounts receivable from related parties                             35              228
   Receivables from employees                                           64               89
   Inventories                                                         122              142
   Prepaid rent                                                      3,121            2,452
   Prepaid expenses                                                    440              795
                                                                  --------         --------
     Total current assets                                           17,832           15,684

Property, plant and equipment, net                                  53,371           51,090
Intangible assets, net                                               9,366           10,450
Other assets                                                            27              250
                                                                  --------         --------
                                                                  $ 80,596         $ 77,474
                                                                  ========         ========

          LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Current liabilities:
   Current installments of long-term debt                         $      -         $  4,000
   Accounts payable                                                    539              540
   Interest payable                                                    885            4,042
   Accrued expenses and other liabilities                            2,757            2,673
   Deferred compensation                                             1,402            1,332
                                                                  --------         --------

     Total current liabilities                                       5,583           12,587

Long-term debt, less current installments                          139,000          131,034
Deferred compensation                                                2,913            3,439
                                                                  --------         --------

     Total liabilities                                             147,496          147,060

Commitments and contingencies

Partners' equity (deficit):
   General partners' deficit                                       (67,829)         (67,829)
   Limited partners' equity (deficit)                                  929           (1,757)
                                                                  --------         --------

     Total partners' deficit                                       (66,900)         (69,586)
                                                                  --------         --------

                                                                  $ 80,596         $ 77,474
                                                                  ========         ========

See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                  Quarter Ended        Nine Months Ended
                                                                  September 30,           September 30,
                                                                1998        1997        1998        1997
                                                               -------     -------     -------     -------
Gross Revenues                                                 $19,083     $16,635     $53,447     $46,851
   Less agency commissions                                       1,942       1,632       5,335       4,430
                                                               -------     -------     -------     -------
     Net outdoor advertising revenue                            17,141      15,003      48,112      42,421

Operating expenses:
   Direct advertising expenses                                   8,226       7,480      23,593      21,833
   Corporate general and administrative                          1,067         854       3,177       2,386
   Depreciation and amortization                                 2,084       1,987       6,217       5,960
   Deferred compensation                                           203         118         533         366
                                                               -------     -------     -------     -------
     Total operating expenses                                   11,580      10,439      33,520      30,545
                                                               -------     -------     -------     -------
     Operating income                                            5,561       4,564      14,592      11,876
                                                               -------     -------     -------     -------
Other expenses (income):
   Interest expense                                              3,568       3,616      10,859      10,894
   Interest expense - related parties                                1           0          15          14
   Other expenses (income), net                                     (6)        (14)         56         (24)
   (Gain) loss on disposals of property, plant
     and equipment, net                                             81           1         100         (48)
                                                               -------     -------     -------     -------
     Total other expenses                                        3,644       3,603      11,030      10,836
                                                               -------     -------     -------     -------
     Income before extraordinary loss
       on early extinguishment of debt                           1,917         960       3,562       1,040

     Extraordinary loss on early extinguishment of debt           (330)          -        (330)          -
                                                               -------     -------     -------     -------
     Net income                                                $ 1,587     $   960     $ 3,232     $ 1,040
                                                               =======     =======     =======     =======

See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                           1998                1997
                                                                         --------            -------
Cash flows from operating activities:
  Net income                                                             $  3,232            $ 1,040
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                          5,587              5,321
      Amortization of intangible assets                                     1,020              1,079
      Deferred compensation expense                                           533                950
      Payments of deferred compensation                                    (1,262)            (1,700)
      Barter (income) loss                                                    (40)                62
      Loss (gain) on disposals of property, plant and
        equipment, net                                                        100                (48)
      Purchases of investments                                                (95)              (585)
      Extraordinary loss on early extinguishment of debt                      330                  -

      Changes in assets and liabilities:
        Increase in accounts receivable, net                               (1,841)            (1,486)
        Decrease in inventories                                                20                 28
        Increase  in prepaid rent and other prepaid expenses                 (310)              (313)
        Decrease (increase) in other assets                                   223               (136)
        Increase (decrease) in accounts payable and accrued expenses           83               (562)
        Decrease in interest payable                                       (3,157)            (2,657)
        Decrease in other liabilities  - long term                              -                (55)
                                                                         --------            -------
           Net cash provided by operating activities                        4,423                938
                                                                         --------            -------
Cash flows from investing activities:
  Additions to property, plant and equipment                               (8,191)            (5,108)
  Proceeds from sale of property, plant
   and equipment                                                              343                 61
                                                                         --------            -------
           Net cash used in investing activities                           (7,848)            (5,047)
                                                                         --------            -------
Cash flows from financing activities:
  Debt financing costs                                                        (68)                (1)
  Payments on long-term debt                                              (15,944)            (7,793)
  Advances on revolving line of credit                                     19,910             12,038
  Premium on Senior Notes redemption                                         (198)                 -
  Distributions to partners                                                  (546)            (1,498)
                                                                         --------            -------
           Net cash provided by financing activities                        3,154              2,746
                                                                         --------            -------

           Net decrease in cash and cash equivalents                         (271)            (1,363)

Cash and cash equivalents at beginning of period                            3,121              3,533
                                                                         --------            -------
Cash and cash equivalents at end of period                               $  2,850            $ 2,170
                                                                         ========            =======

See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared by Adams Outdoor Advertising Limited Partnership (the "Company") in accordance with the instructions for Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consist of normal recurring accruals, which are necessary for a fair presentation of the information for the periods described. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the Company's 1997 Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

(2) REFINANCING

On March 12, 1996, the Company refinanced (the "Refinancing") its debt structure by issuing $105 million of 10 3/4%, Senior Notes due 2006 ("Senior Notes") under an Indenture (the "Indenture"), and entered into a $15 million revolving line of credit (the "Credit Facility"). On December 2, 1996 the Credit Facility was increased to allow borrowings of up to $35 million on a revolving basis. On March 31, 1998, the Company entered into an additional $3 million senior unsecured credit facility. In September 1998, the proceeds from the senior unsecured facility were used to purchase $4 million of the Company's Senior Notes on the open market at 105% of principal plus accrued interest. As a result of the redemption, the Company recognized an extraordinary loss of $330,000, which represented the redemption premium plus recognition of a proportionate share of the associated deferred financing fees.

Substantially all of the assets of the Company are pledged to secure indebtedness of up to $35.0 million (of which approximately $35.0 million was outstanding as of September 30, 1998) under the Credit Facility and, accordingly, the lenders thereunder will have a prior claim on those assets. Permitted borrowings under the Credit Facility are subject to various conditions. In addition, the availability of borrowings are subject to compliance with certain financial covenants. The agreement governing the Credit Facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability, and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings. In November, 1998 the senior unsecured credit facility was increased to $8 million.

                        ADAMS OUTDOOR ADVERTISING, INC.

                                BALANCE SHEETS

                                                                          September 30,
                                                                              1998          December 31,
                                ASSETS                                     (Unaudited)          1997
                                                                           -----------      ------------
Investment...............................................................     $   40             $  40
                                                                              ======             =====

                        STOCKHOLDER'S EQUITY

Preferred stock, $0.001 par value
       Authorized 800,000 shares; no shares issued and outstanding.......     $    -             $   -
Common stock, $0.001 par value
      Authorized 200,000 shares; 10,000 shares issued and outstanding....        100               100
Additional paid-in capital...............................................        900               900
Common stock subscribed..................................................       (960)             (960)
                                                                              ------             -----
                                                                              $   40             $  40
                                                                              ======             =====





        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Quarter Ended        Nine months Ended
                                                                 September 30,          September 30,
                                                                 1998     1997          1998     1997
                                                                 ----     ----          ----     ----
Revenues....................................................   $    -    $    -        $    -   $    -
Expenses....................................................   $    -    $    -        $    -   $    -
                                                               ------    ------        ------   ------
Net income (loss)...........................................   $    -    $    -        $    -   $    -
                                                               ======    ======        ======   ======




       See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Nine months Ended
                                                                                      September 30,
                                                                                  -------------------
                                                                                    1998         1997
                                                                                    ----         ----
Cash flows from operating activities............................................   $    -       $    -
Cash flows from investing activities............................................        -            -
Cash flows from financing activities............................................        -            -
                                                                                   ------       ------
      Net change in cash........................................................        -            -
Cash at beginning of period.....................................................        -            -
                                                                                   ------       ------
Cash at end of period...........................................................   $    -       $    -
                                                                                   ======       ======



        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                              September 30, 1998
                                  (Unaudited)
(1) Basis of Presentation

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 1998 Compared With Quarter Ended September 30, 1997
-------------------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the quarter ended September 30, 1998 of $17.1 million increased by 14.3% from $15.0 million for the comparable period in 1997. This increase resulted from higher advertising rates and an increase in the number of displays sold.

It has been reported that certain cigarette manufacturers who are defendants in numerous class-action suits throughout the United States have reached agreement with the Attorneys General of various states for an out of court settlement with respect to such suits. The settlement is subject to various conditions including approval and implementing legislation by the United States Congress. A reduction in outdoor advertising by the tobacco industry would cause an immediate reduction in the Company's direct revenue from such advertisers at least in the immediate term following the imposition of such ban while alternate sources of advertising are secured. Such ban would also increase the available space on the existing inventory of billboards in the outdoor advertising industry. This could in turn result in a reduction of outdoor advertising rates in each of the Company's outdoor advertising markets or limit the ability of industry participants to increase rates for some period of time. Accordingly, there can be no assurance that the Company will immediately replace tobacco industry advertising revenue in the event of a total ban of tobacco advertising on outdoor billboards and signs and the consequences of such ban could have a material adverse affect on the Company. Furthermore, even in the event the advertising ban does not take place, state and local governments have recently proposed and some have enacted regulations restricting or banning outdoor advertising of tobacco in certain jurisdictions.

Direct advertising expenses for the quarter ended September 30, 1998 of $8.2 million increased by 10.0% from $7.5 million for the comparable period in 1997. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

Corporate, general and administrative expenses for the quarter ended September 30, 1998 of $1.1 million increased by 25.0% from $854,000 for the comparable period in 1997. This increase was attributable to increased professional fees, travel expenses and costs associated with the new Company logo and identification project.

Depreciation and amortization for the quarter ended September 30, 1998 of $2.1 million increased by 4.9% from $2.0 million for the comparable period in 1997. Depreciation expense increased as a result of additions to property, plant and equipment during 1997 and early 1998 from acquisitions and building of new structures.

Deferred compensation expense for the quarter ended September 30, 1998 of $203,000 increased by 72.0% from $118,000 for the comparable period in 1997 primarily due to increased Operating Profit and vesting.

Interest expense for the quarters ended September 30, 1998 and September 30, 1997 was $3.6 million. For the quarter ended September 30, 1998 and September 30, 1997, the effective interest rates were 10.0% and 10.3%, respectively, on average outstanding balances of $137.3 million and $134.9 million, respectively.

During the three months ended September 30, 1998 the Company incurred an extraordinary loss of $330,000 on the early extinguishment of $4 million of its Senior Notes. See note 1 in accompanying financial statements.

Net income for the quarter ended September 30, 1998 increased to $1.6 million from $960,000 for the comparable period in 1997 as a result of the items discussed above.


Nine Months Ended September 30, 1998 Compared With Nine Months Ended September
------------------------------------------------------------------------------
30, 1997
--------

Net revenues (gross revenues net of agency commissions) for the nine months ended September 30, 1998 of $48.1 million increased by 13.4% from $42.4 million for the comparable period in 1997. This increase resulted from higher advertising rates and an increase in the number of displays sold.

Direct advertising expenses for the nine months ended September 30, 1998 of $23.6 million increased by 8.1% from $21.8 million for the comparable period in 1997. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

Corporate, general and administrative expenses for the nine months ended September 30, 1998 of $3.2 million increased by 33.2% from $2.4 for the comparable period in 1997. This increase was attributable to increased professional fees, travel expenses and costs associated with the new Company logo and identification project.

Depreciation and amortization for the nine months ended September 30, 1998 of $6.2 million increased by 4.3% from $6.0 million for the comparable period in 1997. Depreciation expense increased as a result of additions to property, plant and equipment during 1997 and early 1998 from acquisitions and building of new structures.

Deferred compensation expense for the nine months ended September 30, 1998 of $533,000 increased by 45.6% from $366,000 for the comparable period in 1997 primarily due to increased Operating Profit and vesting.

Interest expense for the nine months ended September 30, 1998 and September 30, 1997 was $10.9 million. For the nine months ended September 30, 1998 and September 30, 1997, the effective interest rates were 10.2% and 10.3%, respectively, on average outstanding balances of $137.1 million and $135.1 million, respectively.

During the three months ended September 30, 1998 the Company incurred an extraordinary loss of $330,000 on the early extinguishment of $4 million of its Senior Notes. See note 1 in accompanying financial statements.

Net income for the nine months ended September 30, 1998 increased to $3.2 million from $1.0 million for the comparable period in 1997 as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the nine months ended September 30, 1998 of $21.3 million increased by 17.3% from $18.2 million for the comparable period in 1997. Operating Cash Flow for the quarter ended September 30, 1998 of $7.8 million increased by 17.7% from $6.7 million for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

In 1996 the Company, together with its managing general partner, AOAI placed $105,000,000 of their 10 3/4% Senior Notes due 2006 issued under an indenture (the "Indenture") and entered into a Credit Facility (the "Credit Facility). As part of the Refinancing, substantially all of the Company's outstanding debt was refinanced. As a result of the Refinancing, the average maturities of the Company's debt were extended to 2006.

Historically, the Company's cash needs have arisen from operating expenses (primarily direct advertising expenses and corporate general and administrative expenses), debt service, capital expenditures and deferred compensation payments under phantom stock agreements. As a result of the Refinancing, the Company's interest expense has increased due to the higher weighted average interest rate.

The Company's primary sources of cash are net cash generated from operating activities and borrowings under the Credit Facility. The Company's net cash provided by operations increased significantly to $4.4 million for the nine months ended September 30, 1998 from $938,000 for the nine months ended September 30, 1997.

The Company expects that its capital expenditures during 1998 will be approximately $10.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company made capital expenditures of $8.2 million during the nine months ended September 30, 1998 compared to $5.1 million during the nine months ended September 30, 1997.

At September 30, 1998 and December 31, 1997, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $4.3 million and $4.8 million, respectively, in the aggregate. The Credit Facility and the Indenture permit the payment of the deferred compensation when due, subject to certain annual limitations. Such payments are scheduled to be paid during the 1998 through 2002 period. During the nine months ended September 30, 1998, payments of deferred compensation totaled $1.3 million compared to $1.7 million in the same 1997 period.

The Company has revolving credit facilities of up to $38.0 million, $35 million secured and $3 million unsecured. At September 30, 1998, the outstanding borrowings were $38.0 million. On September 1, 1998 the Company repurchased $4 million of their own bonds in the open market for 105% of principal plus accrued interest. As a result of the redemption, the Company recognized an extraordinary loss of $330,000, which represented the redemption premium plus recognition of a proportionate share of the associated deferred financing fees. The purchase was funded by the unsecured revolver as well as availability under the secured loan. Substantially all of the assets of the Company are pledged to secure indebtedness under the secured credit facility. The agreement governing the secured credit facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

The Company believes that net cash provided from operations and available credit under its credit facilities will be sufficient to meet its cash needs for its current operations, required debt payments, anticipated capital expenditures and deferred compensation payments for the next twelve months.



IMPACT OF INFLATION

Though increases in operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material effect on operating profit during the past several years.



SEASONALITY

Although revenues during the first and fourth quarter are slightly lower than the other quarters, management does not believe that seasonality has a significant impact on the operations or cash flow of the Company.

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

Date:  November 12, 1998        ADAMS OUTDOOR ADVERTISING
                                LIMITED PARTNERSHIP

                                By Adams Outdoor Advertising, Inc.
                                   Its General Partner



                                By /s/  J. Kevin Gleason
                                   ---------------------
                                   J. Kevin Gleason
                                   President and Chief Executive Officer



                                By /s/ Abe Levine
                                   --------------
                                   Abe Levine
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)



                                ADAMS OUTDOOR ADVERTISING, INC.



                                By /s/  J. Kevin Gleason
                                   ---------------------
                                   J. Kevin Gleason
                                   President and Chief Executive Officer



                                By /s/ Abe Levine
                                   --------------
                                   Abe Levine
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)