Form 10-K
period 1998-12-31
ADAMS OUTDOOR ADVERTISING LTD PARTNERSHIP; ADAMS OUTDOOR ADVERTISING INC
filed 1999-04-01
CIK 1011976, 1011977

ANNUAL REPORT

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                         Commission File No. 333-3338

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          MINNESOTA                                    41-1540241
-------------------------------------------------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

                             ---------------------
                        Commission File No. 333-3338-01

                        ADAMS OUTDOOR ADVERTISING, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          MINNESOTA                                    41-1540245
--------------------------------------------------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)


 1380 West Paces Ferry Road, N.W.,
 Suite 170, South Wing,   Atlanta, GA                       30327
--------------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)


Registrants' telephone number, including area code       (404) 233-1366
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

Class               Outstanding as of  March 26, 1999
-----               ---------------------------------
Common Stock,
$.001 par value     10,000

                                                            CONTENTS
                                                            --------

                                                             PART I
ITEM  1.    BUSINESS
                  General............................................................................     1
                  History............................................................................     1
                  Industry Overview..................................................................     1
                  Business Strategy..................................................................     2
                  Markets............................................................................     3
                  Sales and Marketing................................................................     5
                  Local Market Operations............................................................     6
                  Competition........................................................................     7
                  Government Regulation..............................................................     7
                  Employees..........................................................................     8


ITEM  2.    FACILITIES...............................................................................     9
ITEM  3.    LEGAL PROCEEDINGS........................................................................     9
ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................     9

                                                             PART II

ITEM  5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS................................................................     9
ITEM  6.    SELECTED FINANCIAL DATA..................................................................     10
ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS
                  General............................................................................     11
                  Results of Operations..............................................................     13
                  Liquidity and Capital Resources....................................................     15
                  Impact of Inflation................................................................     16
                  Seasonality........................................................................     16
                  Forward Looking Statements.........................................................     16
                  Year 2000 Compliance...............................................................     16
ITEM 7a.    Quantitative and Qualitative Disclosures about Market Risk...............................     17
ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................     18
ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE..................................................     18

                                                            PART III

ITEM 10.    MANAGEMENT
                  Executive Officers and Directors...................................................     18
                  Other Significant Management Personnel.............................................     19
ITEM 11.    EXECUTIVE COMPENSATION...................................................................     21
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................     23
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................     23

                                                             PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K........................     25

ITEM 1.
BUSINESS

GENERAL

  Adams Outdoor Advertising Limited Partnership (the "Company") is the seventh largest owner and operator of outdoor advertising structures in the United States. Adams Outdoor Advertising, Inc. is the managing general partner of the Company. The Company provides outdoor advertising services to fourteen markets and surrounding areas in the Midwest, Southeast and mid-Atlantic states:
Charlotte, NC; Charleston, SC; Orangeburg, SC; Florence, SC; Laurens, SC; Kalamazoo, MI; Lansing, MI; Jackson, MI; Lehigh Valley, PA; Northeast PA; Madison, WI; Minneapolis, MN; Norfolk, VA; and Peoria, IL. As of December 31, 1998, the Company operated, in the aggregate, 9,497 advertising displays, including 2,993 painted bulletins, 6,288 30-sheet posters, and 216 junior (8-sheet) posters.


HISTORY

  The Company's business was founded in 1983 with the acquisition of Central Outdoor Advertising, which had offices in Lansing, Jackson and Kalamazoo, MI. Over the next five years, the Company pursued a strategy of geographic expansion into additional medium-sized markets, primarily through the acquisition of existing outdoor advertising businesses in selected Midwest, Southeast and mid-Atlantic markets. This geographic expansion strategy has enabled the Company to capitalize on the efficiencies, economies of scale and marketing opportunities associated with operating outdoor advertising businesses located in proximate or contiguous geographic markets to its primary markets. Since 1988, the Company's sales and growth in Operating Cash Flow (operating income plus depreciation, amortization and deferred compensation expense) have resulted from a concentration on rate and occupancy levels of existing inventory, construction of new displays, upgrading of displays in existing markets, acquisition of displays in existing markets, and new market acquisitions in South Carolina and Pennsylvania.


INDUSTRY OVERVIEW

  Outdoor advertising is one of several major advertising media that includes television, radio, newspapers and magazines, among others. According to the Outdoor Advertising Association of America, Inc. ("OAAA"), an industry trade association, outdoor advertising in the United States generated total revenues of approximately $2.3 billion in 1998, a record for the industry and an 9.1% increase over 1997. Because of its repetitive impact and relatively low cost-per-thousand impressions (a commonly used media standard), outdoor advertising is attractive to both large national advertisers and smaller local and regional businesses.

  The principal outdoor advertising display is the billboard, of which there are three standardized formats:

 . PAINTED BULLETINS are generally 14 feet high and 48 feet wide (672 square feet) and consist of panels or a single sheet of vinyl that are hand painted at the facilities of the outdoor advertising company or computer painted in accordance with design specifications supplied by the advertiser. The panels or vinyl are then transported to the billboard site and mounted to the face of the display. On occasion, to attract more attention, some of the displays are designed to extend beyond the linear edges of the display face and may include three-dimensional embellishments for which the outdoor advertising company often receives additional revenue. Because of painted bulletins' greater impact and higher cost relative to other types of billboards, they are usually located near major highways, and space is usually sold to advertisers for periods of four to twelve months.

 . 30-SHEET POSTERS are generally 12 feet high by 25 feet wide (300 square feet) and are the most common type of billboard. Lithographed or silk-screened paper sheets that are supplied by the advertiser are pre-pasted and packaged in airtight bags by the outdoor advertising company and applied, like wallpaper, to the face of the display. The 30-sheet posters are concentrated on major traffic arteries and space is usually sold to advertisers for periods of one to twelve months.

 . JUNIOR (8-SHEET) POSTERS are usually 6 feet high by 12 feet wide (72 square feet). The displays are prepared and mounted in the same manner as 30-sheet posters. Most junior posters, because of their smaller size, are generally concentrated on city streets and are targeted at pedestrian traffic. Space on junior posters is usually sold to advertisers for periods of one to twelve months.

  Typically, billboards are mounted on structures that are owned by the outdoor advertising company and located on sites that are owned or leased by it or on which it has an easement. Leases of structure sites usually provide for a term of three to ten years depending on locale. A structure may contain one or more displays (generally two), each of which is referred to as a "face."

  A more recent addition to the various types of outdoor advertising displays is bus shelter displays and transit ads, which are located on the sides of buses. Bus shelter displays are usually enclosed within glassed, back-lit cases on two or more sides of a pedestrian shelter located at an urban bus stop. Transit displays are inserted into panels on the sides and back exteriors of buses. The advertisements appear on lithographed or silk-screened posters supplied in a single sheet by the advertiser. Transit displays and bus shelter displays generally are sold to advertisers for periods of one to twelve months.

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

  According to the OAAA, the top ten categories of businesses ranked by outdoor advertising expenditures for 1998 were local services and amusements, hotels and resorts, retail establishments, miscellaneous merchandise (as of 1998 includes tobacco), restaurants, media and advertising, automotive: dealers and services, insurance and real estate, automotive: auto access and equipment, and financial.


BUSINESS STRATEGY

  The Company's strategy is to focus its operations on providing value-added outdoor advertising services to advertisers in medium-sized markets in which it is or could be the leading provider of such services. The Company believes that its focus on medium-sized markets allows it to achieve a dominant share of outdoor advertising revenues and display faces within those markets. The Company also believes that by educating current and potential customers on the effectiveness of the outdoor medium, it has a significant opportunity to gain a larger share of overall advertising expenditures. The Company's business strategy comprises the following elements:

  . Focus marketing efforts on local and regional advertisers in order to develop and maintain a diverse client base and to limit reliance on national advertising accounts. The Company believes that focusing on local and regional advertisers helps generate stable revenue growth and reduce its reliance on any single local economy or industry segment. In 1998 net revenues attributable to local and regional advertising accounted for 89.7% of total net revenues.

  . Take advantage of recent technological advances in computer and printing technology, which allow the Company to provide higher quality reproduction to its customers, thereby attracting new advertisers to the outdoor medium.

  . Raise potential customers' awareness of the reach, impact and value of outdoor advertising and convince customers to use outdoor advertising as an integral part of their advertising plan.

  . Continue to enhance sales, marketing and customer service capabilities. The Company's salespersons are paid pursuant to a performance-based compensation system and supervised by a local sales manager executing a coordinated marketing plan.

  . Increase revenues from existing display faces by developing programs that maximize advertising rates and optimize occupancy levels in each market. In addition, the Company also plans to continue to pursue new advertising categories, such as transit buses and passenger shelters, to further diversify the Company's revenue base.

  . Expand operations within the Company's markets through construction of new display faces and the upgrading of existing displays, placing an emphasis on painted bulletins, which generally command higher rates and longer contracts from advertisers.

  . Pursue strategic acquisitions of outdoor displays in existing and contiguous markets and capitalize on the efficiencies, economies of scale and significant opportunities for inter-market cross-selling that are associated with operating in proximate or contiguous geographic markets.

  The Company recognizes, and closely monitors, the needs of its customers and seeks to provide them with a quality advertising product at a lower cost than competitive media. The Company believes it has a reputation of providing excellent customer service and quality outdoor advertising space. As such, the Company is nationally recognized as a five star member (the highest ranking) of the OAAA, a distinction currently held by only 35 of the approximately 800 members of the OAAA.


MARKETS

  The Company operates in eleven geographically diverse medium-sized markets that offer to local, regional and national advertisers significant areas of population to whom advertising may be targeted. In addition, the Company offers comprehensive outdoor advertising services, including local production facilities and local representation, in all of its markets except in the Minneapolis market.

  The following table sets forth information as of December 31, 1998 with respect to each of the Company's markets, including the ADI (as defined herein) rank of that market and the number of each display type operated by the Company in that market:

                                         ADI          PAINTED       30-SHEET        8-SHEET
                                        ----          -------       --------        -------
MARKET                               RANKING(A)      BULLETINS       POSTERS        POSTERS     TOTAL
------                              -----------      ---------       -------        -------     -----
Charlotte, NC....................            29            658           833             56     1,547
Lansing, MI......................           107            330           498             --       828
Jackson, MI (b)..................            --            131           440             --       571
Kalamazoo, MI....................            38            289           749             --     1,038
Lehigh Valley, PA (c)............            --            202           734             --       936
Madison, WI......................            88             71           262             --       333
Norfolk, VA......................            39            158           580             24       762
Peoria, IL.......................           116             73           314             32       419
Minneapolis, MN..................            13            115            --             --       115
Northeast PA.....................            46            541           193             --       734
South Carolina...................           114            425         1,685            104     2,214
                                                         -----         -----            ---     -----
             Total...............                        2,993         6,288            216     9,497
                                                         =====         =====            ===     =====

--------------

(a) Indicates the market rank of the area of dominant influence ("ADI"), as determined by The Arbitron Company, within which the office is located. ADIs are ranked based on population, with the market having the largest population ranked first. ADI rank is the standard measure of market size used by the media industry.

(b) The Jackson, MI market is included in the Lansing, MI ADI ranking.

(c) The Lehigh Valley market is included in the Philadelphia ADI ranking. According to the U.S. Census Bureau, the Lehigh Valley market was the 86th largest metropolitan statistical area in the United States at December 31, 1990, the latest date for which such information is available.

     The following tables set forth information with respect to the net revenues, operating income and operating margins for the Company's displays in each of its markets for each of the past five years. Amounts presented for Northeast PA and South Carolina include results from their acquisition dates of November 8, 1996 and December 2, 1996, respectively, through December 31, 1998.

                                  NET REVENUES

                                         YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------
         MARKET             1998       1997       1996       1995       1994
---------------------     --------   --------   --------   --------   --------
                                        (DOLLARS IN THOUSANDS)
Charlotte, NC..........    $12,932    $11,882    $10,499    $ 9,680    $ 8,646
Lansing/Jackson, MI....     10,719      9,296      8,683      8,227      7,541
Kalamazoo, MI..........      7,094      6,460      5,628      5,535      4,976
Lehigh Valley, PA......      7,113      6,461      6,293      5,909      5,045
Madison, WI............      3,951      3,782      3,430      3,070      2,545
Norfolk, VA............      6,980      6,065      6,359      5,672      4,827
Peoria, IL.............      3,266      3,016      2,836      2,562      2,397
Minneapolis, MN........      3,710      3,274      2,930      2,236      1,674
Northeast PA...........      2,685      2,212        273         --         --
South Carolina.........      6,119      4,837        329         --         --
                           -------    -------    -------    -------    -------
    Total..............    $64,569    $57,285    $47,260    $42,891    $37,651
                           =======    =======    =======    =======    =======

                                OPERATING INCOME


                                           YEAR ENDED DECEMBER 31,
                           ----------------------------------------------------
       MARKET                1998       1997       1996       1995       1994
--------------------       --------   --------   --------   --------   --------
                                          (DOLLARS IN THOUSANDS)
Charlotte, NC..........    $  6,322   $  5,425   $  4,251   $  3,602   $  2,701
Lansing/Jackson, MI....       4,049      3,636      3,738      3,570      3,044
Kalamazoo, MI..........       3,141      2,646      2,409      2,440      1,967
Lehigh Valley, PA......       3,107      2,500      2,495      2,161      1,466
Madison, WI............       1,844      1,799      1,597      1,232        915
Norfolk, VA............       3,424      2,479      2,798      2,279      1,387
Peoria, IL.............       1,494      1,329      1,110        863        851
Minneapolis, MN........       1,188      1,036        889        631        233
Northeast PA...........         379        166         (8)        --         --
South Carolina.........        (131)      (735)       (50)        --         --
Corporate..............      (8,439)    (4,724)    (4,342)    (3,844)    (2,871)

                           --------   --------   --------   --------   --------
     Total.............    $ 16,378   $ 15,557   $ 14,887   $ 12,934   $  9,693
                           ========   ========   ========   ========   ========


                                OPERATING MARGIN


                                           YEAR ENDED DECEMBER 31,
                           ----------------------------------------------------
       MARKET                1998       1997       1996       1995       1994
--------------------       --------   --------   --------   --------   --------
Charlotte, NC...........       48.9%      45.7%      40.5%      37.2%      31.2%
Lansing/Jackson, MI.....       37.8       39.1       43.1       43.4       40.4
Kalamazoo, MI...........       44.3       41.0       42.8       44.1       39.5
Lehigh Valley, PA.......       43.7       38.7       39.6       36.6       29.1
Madison, WI.............       46.7       47.6       46.6       40.1       36.0
Norfolk, VA.............       49.1       40.9       44.0       40.2       28.7
Peoria, IL..............       45.7       44.1       39.1       33.7       35.3
Minneapolis, MN.........       32.0       31.6       30.3       28.2       13.9
Northeast PA............       14.1        7.5         --         --         --
South Carolina..........       (2.1)     (15.2)        --         --         --
                               ----      -----       ----       ----       ----
     Total..............       25.4%      27.2%      31.5%      30.2%      25.7%
                               ====      =====       ====       ====       ====


SALES AND MARKETING

  The growth in the Company's revenues and Operating Cash Flow is primarily a result of its focus on the use of sales and marketing staff to increase the productivity of its inventory of displays while maintaining strict controls on its expenses.

  Historically, outdoor advertising companies have derived a significant portion of their revenues from large national advertisers, such as tobacco companies, auto manufacturers and distributors of alcoholic beverages. As tobacco industry advertising purchases have declined in recent years, some outdoor advertising companies have recently shifted their marketing focus to local and regional advertisers to replace these lost revenues. Nonetheless, large national advertisers continue to account for a significant percentage of outdoor advertising industry revenues. Despite this fact, the Company believes that sales to local and regional advertisers lend stability to its revenue stream by diversifying its customer base. The Company emphasizes sales to local and regional customers. In 1998, the Company generated approximately 89.7% of its net revenues from local and regional sales. The Company believes that the Company's local and regional focus enables it to capitalize on the growing use of outdoor media by advertisers that historically have relied on other media in marketing their products and services, such as consumer product companies, professional service firms, health care providers and financial institutions.

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

  The following table illustrates the diversity of the Company's markets and customers by setting forth the percentage of the Company's gross revenues for 1998 attributable to each of the top ten advertising categories:

                           1998 REVENUES BY CATEGORY
                          (PERCENT OF GROSS REVENUES)

                                                                     TOTAL
                                                                     -----
Tobacco.............................................................. 11.9%
Restaurants..........................................................  9.0
Automotive...........................................................  8.1
Amusement............................................................  5.5
Hotel/Motel..........................................................  5.3
Telecommunications...................................................  3.4
Banking..............................................................  3.3
Radio/Television.....................................................  3.2
Grocery/Convenience Stores...........................................  3.1
Hospital/Nursing.....................................................  2.9
All Others........................................................... 44.3
                                                                     -----
 Total...............................................................100.0%
                                                                     =====


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

  Each local office is responsible for locating and ultimately obtaining sites for the displays in its market. Each office has a leasing department, which maintains an extensive data base containing information on local property ownership, lease contract terms, zoning ordinances and permit requirements. The Company owns certain of the sites on which its displays are located and leases others. Site lease contracts vary in term but typically range from three to ten years with various termination and renewal provisions. As of and for the twelve months ended December 31, 1998, the Company had approximately 4,561 active site leases accounting for a total land lease expense of approximately $7.3 million, representing approximately 11.0% of net revenues.

  In each of its primary markets, the Company has construction and maintenance facilities, which facilitate the expeditious and economical construction and maintenance of displays and the painting and mounting of customers' advertisements. Typically, the Company uses vinyl skins for bulletins. The vinyl skins are reusable, thereby reducing the Company's production costs, and are easily transportable. Due to the geographic proximity of the Company's markets and the transportability of vinyl skins, the Company can shift production among markets to use its available capacity more effectively. The local offices also maintain fully equipped art departments to assist local customers in the development and production of creative, effective advertisements.


COMPETITION

  The Company competes in each of its markets with other outdoor advertisers as well as other media, including broadcast and cable television, radio, newspaper and direct mail marketers. In competing with other media, outdoor advertising relies on its low cost-per-thousand impressions and its ability to repetitively reach a broad segment of the population in a specific market or geographic area within that market. In most of its markets, the Company encounters direct competition from other major outdoor media companies, including Outdoor Systems, Inc. and Whiteco, among others, each of which has a large national network and resources significantly greater than the Company's. The Company believes that its focus on local and regional advertisers and its position as the leading provider of full service outdoor advertising in each of its primary markets enable it to compete effectively with other outdoor media operators, as well as other media, both within those markets and in each respective region. The Company also competes with other outdoor advertising companies for sites on which to build new structures.


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

  In 1988, the company reached an agreements with the city of Charlotte, NC that no boards will have to be removed for 5 years in settlement of the 1998 lawsuit with Charlotte, NC.

     In other localities in which the Company operates, outdoor advertising is subject to restrictive and, in some cases, prohibitive zoning regulations. Management expects federal, state, and local regulations to continue to be a significant factor in the operation of the Company's business

     In recent years, there have been efforts to restrict billboard advertising of certain products, including tobacco and alcohol. Congress has passed no legislation at the federal level except legislation requiring health hazard warnings similar to those on cigarette packages and print advertisements.

  In November 1998, the major U.S. tobacco companies (the "Tobacco Companies") reached an out of court settlement (the "Agreement") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico and four other U.S. territories (the "Settling States"). The remaining four states had already reached similar settlements with the Tobacco Companies. The Agreement calls for the removal of tobacco advertising from out-of-home media, including billboards, along with signs and placards in arenas, stadiums, shopping malls and video game arcades by April 23, 1999. Additionally, the Agreement provides that, at the Settling States' option, the Tobacco Companies must, at their expense, substitute for tobacco advertising alternative advertising which discourages youth smoking. That alternative advertising must remain in place for the duration of the Tobacco Companies' out-of-home media advertising contracts which existed as of the date of the Agreement.

  The elimination of tobacco advertising as called for by the Agreement will cause a reduction in direct revenues from Tobacco Companies and may simultaneously increase the available space on the existing inventory of billboards in the outdoor advertising industry. Although the extent of the future impact on operations is not known, the Company has been successful thus far in replacing tobacco advertising in its Minneapolis market where settlement was reached prior to the Agreement. While this is positive, the Company can give no assurance that the further cutbacks in tobacco advertising during 1999 will not have an adverse effect on operations for 1999 or beyond.

     To date regulations applicable in the Company's markets have not materially affected its operations, and compliance with those regulations has not had a material impact on its costs. No assurance can be given, however, as to the effect of changes in those regulations or of new regulations that may be adopted in the future.


EMPLOYEES

  As of December 31, 1997, the Company employed 334 persons, of whom approximately 117 were primarily engaged in sales and marketing, 157 were engaged in painting, posting, construction and maintenance of displays, and the balance were employed in financial, administrative and similar capacities. No employees are covered by a collective bargaining agreement except for five production shop workers in Peoria, IL covered by a collective bargaining agreement with the Brotherhood and Painters and Allied Trades that expires on December 31, 1998. Management considers its employee relations to be good.

ITEM 2.

FACILITIES

  The Company's corporate office is located in Atlanta, GA. In addition, the Company has an office and complete production and maintenance facilities in each of Charlotte, NC; Charleston, SC; Orangeburg, SC; Florence, SC; Laurens, SC; Kalamazoo, MI; Lansing, MI; Jackson, MI; Lehigh Valley, PA; Northeast PA; Madison, WI; Norfolk, VA; and Peoria, IL. Additionally, the Company has a sales office in Minneapolis, MN. The Peoria and Minneapolis facilities are leased, and all other facilities are owned. The Company considers its facilities to be well maintained and adequate for its current and reasonably anticipated future needs.

  The Company owns approximately 146 parcels of real property that serve as the sites for its outdoor displays. The Company also has easements on approximately 48 parcels of real property on which it has outdoor displays. Additionally, the Company's displays are located on sites leased or licensed by the Company, typically for three to ten years with renewal options.


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

  Information contained in this Annual Report, including, without limitation information in this Business section may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology as "may," "will," "would," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. Certain factors, including, the Company's substantial leverage, regulation of outdoor advertising by federal, state and local governments, tobacco advertising patterns, competition and general economic conditions, could cause actual results to differ materially from those in such forward-looking statements.


ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not Applicable.

ITEM 6

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data, insofar as it relates to each of the years in the five-year period ended December 31, 1998, has been derived from the Company's financial information and should be read in conjunction with the audited financial statements, including the Company's balance sheets at December 31, 1998 and 1997 and the related statements of operations for each of the years in the three-year period ended December 31, 1998 and the notes thereto appearing elsewhere in this Form 10-K. The selected consolidated financial data should also be read in conjunction with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      SELECTED CONSOLIDATED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                        1998      1997       1996       1995       1994
                                                        ----      ----       ----       ----       ----
STATEMENT OF OPERATIONS DATA:
  Gross revenues.................................    $ 71,592   $ 63,302   $ 52,421   $ 47,589   $ 41,748
  Agency commissions.............................       7,023      6,017      5,161      4,698      4,097
                                                     --------   --------   --------   --------   --------
  Net revenues...................................      64,569     57,285     47,260     42,891     37,651
  Direct advertising expenses....................      32,097     29,089     22,412     20,848     19,561
  Corporate general and administrative expense...       3,903      3,589      2,405      1,114      1,183
  Depreciation and amortization..................       7,875      8,149      6,105      5,568      5,684
  Deferred compensation expense(a)...............       4,316        901      1,451      2,427      1,530
                                                     --------   --------   --------   --------   --------
  Operating income...............................      16,378     15,557     14,887     12,934      9,693
  Interest expense...............................      14,408     14,601     12,523     11,263      9,877
  Other expenses (income), net...................          78         43        (32)        16         38
  Loss on disposal of assets, net................         378        122        861         93        388
  Extraordinary loss on early extinguishment of..         330         --         --         --         --
  debt...........................................    --------   --------   --------   --------   --------
  Net income (loss)..............................    $  1,184   $    791   $  1,535   $  1,562   $   (610)
                                                     ========   ========   ========   ========   ========

                                                                       AS OF DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1998       1997       1996       1995       1994
                                                       ----       ----       ----       ----       ----
BALANCE SHEET DATA:
          Cash and cash equivalents..............    $  1,687   $  3,121   $  3,533   $  2,131   $  1,722
          Working capital........................       4,805      3,096      4,969      5,944      4,646
          Total assets...........................      78,193     77,474     77,114     48,211     50,650
          Total debt.............................     132,728    135,034    133,421    107,443    113,261
          Total partners' deficit................    $(69,447)  $(69,586)  $(68,444)  $(66,829)  $(68,391)

                                                                   YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1998       1997       1996       1995       1994
                                                       ----       ----       ----       ----       ----
OTHER DATA:
          Operating Cash Flow(b).................    $ 28,569   $ 24,606   $ 22,443   $ 20,929   $ 16,907
          Capital expenditures...................    $ 10,144   $  7,646   $  4,419   $  2,251   $  1,926
          Ratio of earnings to fixed charges(c)..       1.09x      1.05x      1.11x      1.07x         --
          Ratio of debt to net income(d).........      112.13     170.71      86.92      68.79         --
          Cash flow provided by (used in):
          Operating activities...................    $ 11,873   $  7,150   $ 12,537   $  9,151   $  7,092
          Investing activities...................    $ (9,659)  $ (7,462)  $(28,675)  $ (1,979)  $ (1,791)
          Financing activities...................    $ (3,647)  $   (100)  $ 17,540   $ (6,763)  $ (5,569)

(a) Deferred compensation expense represents accrued expenses under certain deferred compensation arrangements, including phantom stock and nonqualified retirement plan agreements with certain key management personnel. The phantom stock agreements in effect provide for the repurchase of the "phantom stock" in three equal annual payments after each executive's termination, death or disability, the sale of the Company, or the fifth anniversary of the agreement's execution. See "Executive Compensation--Agreements with Management--Incentive Compensation under Phantom Stock Agreements."

(b)  The following table sets forth the calculation of "Operating Cash Flow."



                                                      YEAR ENDED DECEMBER 31
                                          ------------------------------------------------
                                            1998       1997      1996     1995      1994
                                          ---------  --------  --------  --------  -------
     Operating income.................     $16,378   $15,557   $14,887   $12,934   $ 9,693
     Depreciation and amortization....       7,875     8,148     6,105     5,568     5,684
     Deferred compensation expense....       4,316       901     1,451     2,427     1,530
                                           -------   -------   -------   -------   -------
     Operating Cash Flow..............     $28,569   $24,606   $22,443   $20,929   $16,907
                                           =======   =======   =======   =======   =======

     Operating Cash Flow is not intended to represent net cash flow provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income (loss) as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the media industry. However, the definition of Operating Cash Flow or of similarly defined terms may vary among companies and such differences should be noted in comparing the Company's operating performance relative to other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(c) Earnings consist of operating income plus fixed charges adjusted to exclude capitalized interest. The Company's fixed charges consist of interest expense plus amortization of deferred financing costs and the estimated interest portion of rents. Earnings were inadequate to cover fixed charges by approximately $1.3 million for the year ended December 31, 1994.
(d) The ratio of total debt to net income for the year ended December 31, 1994 is not meaningful due to the net loss for that period.

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is the seventh largest owner and operator of outdoor advertising structures in the United States. The Company provides outdoor advertising services through fourteen facilities in the Midwest, southeast and mid-Atlantic states: Charlotte, NC; Charleston, SC; Orangeburg, SC; Florence, SC; Laurens, SC; Kalamazoo, MI; Lansing, MI; Jackson, MI; Lehigh Valley, PA; Northeast PA; Madison, WI; Minneapolis, MN; Norfolk, VA; and Peoria, IL. As of December 31, 1998, the Company operated 9,497 advertising displays, including 2,993 painted bulletins, 6,288 30-sheet posters, and 216 junior (8-sheet) posters.

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

     As a result of its acquisition of outdoor advertising businesses from 1983 to 1988, the Company incurred substantial debt. Interest expense required to service such debt, together with depreciation and amortization, has contributed to historical marginal profits for the Company.

     Since 1991, the Company has continued to strengthen its market share through the construction and acquisition of displays in its existing markets, introduction of transit advertising in its Madison, WI market and acquisitions, in the last quarter of 1996, of operations in South Carolina and Pennsylvania. This expansion has been financed through internally generated cash flow and borrowings from the Company's $43 million credit facilities.

     The following table presents certain information from the Consolidated Statements of Operations as a percentage of net revenues for each of the three years in the three-year period ended December 31, 1998.



                                                                    YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                               1998           1997           1996
                                                               ----           ----           ----
Net revenues..........................................        100.0%        100.0%         100.0%
Direct advertising expenses...........................         49.7          50.8           47.4
Corporate general and administrative expenses.........          6.0           6.2            5.1
                                                              -----         -----          -----

Operating Cash Flow...................................         44.3          43.0           47.5
Depreciation and amortization.........................         12.2          14.2           12.9
Deferred compensation expense.........................          6.7           1.6            3.1
                                                              -----         -----          -----

Operating income......................................         25.4          27.2           31.5
Interest expense......................................         22.3          25.5           26.5
Other expenses (income), net..........................          0.2           0.1           (0.1)
Loss on disposals of property and equipment, net......          0.6           0.2            1.8
Extraordinary loss on early estinguishment of debt....          0.5            --             --
                                                              -----         -----          -----
Net income (loss).....................................          1.8%          1.4%           3.3%
                                                               =====         =====          =====


     The Company's revenues are a function of both the occupancy rate of the Company's outdoor advertising display inventory (the percentage of time that its displays contain paid-for advertisements) and the rates that the Company charges for use of its displays. The Company's business strategy includes the optimization of the mix of rate and occupancy of its display inventory in order to maximize revenues. Advertising rates for the Company's displays are based upon a variety of factors, including historical base rates, the time of year, and the occupancy rate of a particular market's display inventory.

     The following table presents the number of painted bulletins and 30-sheet poster displays operated by the Company and the average rates and occupancy levels with respect to such displays for the three years ended December 31, 1998. These figures do not include junior-posters and route town paints.



                                                                     YEARS ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                               1998           1997          1996 (2)
                                                           -------------  -------------  --------------
Number of Displays:
Painted Bulletins....................................          1900          1,934           $1750
30-Sheet Posters.....................................         4,950          4,892           4,418
Average Rates: (1)
Painted Bulletin.....................................        $1,933         $1,624        $  1,610
30-Sheet Posters.....................................        $  536         $  529        $    523
Average Occupancy:
Painted Bulletins..................................           78%            73%             78%
30-Sheet Posters...................................           74%            69%             71%

(1) Represents average rate per display per month
(2) The above figures for 1996 do not include the Company's operations in Northeast PA or South Carolina acquired during the fourth quarter of 1996; for 1997 and 1998, all are included except South Carolina.

     The primary operating expenses incurred by the Company are advertising agency commissions, lease payments to property owners for use of the land on which the Company's displays are located, operational and administrative costs and sales expenses (primarily commissions). Of these expenses, advertising agency commissions, sales expenses, and certain operational and administrative costs are considered direct costs. Commissions are paid to advertising agencies that contract for the use of the Company's advertising displays on behalf of advertisers. These agency commissions are deducted from gross revenues to calculate net revenues.

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

     The Company's marketing strategy of servicing local and regional advertisers and reducing its dependence on national and tobacco advertising resulted in moderate increases in overall revenues during a time when national advertising dollars, primarily tobacco, were declining. The Company concentrates its marketing efforts on generating sales from local and regional advertisers in each of its markets, including those advertisers within industries and product categories that have not historically been traditional users of outdoor media. These potential advertisers include fast food restaurants, retailers, food stores, casinos, cellular and telecommunications companies, building supply retailers, radio stations, travel-related industries and medical care providers. This focus on local and regional advertisers has been critical to the Company's ability to control revenue fluctuations resulting from the variability and potential long-term decline of revenues attributable to the tobacco products industry, the latter of which represented 10.3% of the Company's net revenues in 1998, 10.5% in 1997, 12.5% in 1996, 12.6% in 1995, and 10.3% in 1994. Sales to
local and regional advertisers accounted for 89.7% of the Company's net revenues in 1998.

          The Company's sales and marketing strategy has been successful largely due to its team of general managers in its markets. These key managers have an average of 15 years of industry experience. The Company also has integrated a business development department into each market, making available to each region's sales force comprehensive information about local market research, customer needs and advertising opportunities. The business development departments have given the Company's sales departments significantly improved information and tools to develop additional local and regional advertising customers, especially with many customers that have not historically advertised through the outdoor medium. Sales representatives have been able to use these additional resources to develop creative ideas for new customers and educate them about the cost effectiveness of outdoor advertising in attempting to reach their customers. The Company considers its emphasis on local and regional sales, the expertise and tenure of its managers and its marketing and customer service capabilities to be factors which enhance the productivity of its inventory of advertising displays.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

     Net revenues (gross revenues net of agency commissions) for 1998 of $64.6 million increased by 12.7% from $57.3 million for 1997. This increase resulted from higher advertising rates in certain markets and an increase in the number of displays sold.

     Direct advertising expenses for 1998 of $32.1 million increased by 10.3% from $29.1 million in 1997. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

     Corporate, general and administrative expenses for 1998 of $3.9 million increased by 8.8% from $3.6 million in 1997. This increase was attributable to increased travel expenses and costs associated with the new Company logo and identification project.

     Depreciation and amortization for 1998 of $7.9 million decreased by 3.4% from $8.1 million in 1997. Depreciation expense decreased as a result of the expiration of the depreciable life of certain assets during 1998.

     Deferred compensation expense for 1998 of $4.3 million increased significantly from $901,000 in 1997 primarily due to the inclusion of the Chief Executive Officer in the Phantom Stock Plan to acquire his 3% interest in the company and the additional vesting of General Managers under the Phantom Stock Plan.

     Interest expense for 1998 of $14.4 million decreased 1.2% from $14.6 million in 1997. This decrease was attributable to a lower interest rate in 1998. The Company's effective interest rate decreased to 10.2% for 1998 from 10.4% for 1997.

     Net income for 1998 increased to $1.2 million from $791,000 in 1997 as a result of the items discussed above.

     Operating cash flow for 1998 of $28.6 million increased by 16.1% from $24.6 million in 1997. This increase was attributable to the aforementioned increase in net revenues coupled with only a modest increase in total operating expenses.

Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

     Net revenues (gross revenues net of agency commissions) for 1997 of $57.3 million increased by 21.2% from $47.3 million for 1996. This increase resulted from higher advertising rates in certain markets and an increase in the number of displays sold as well as the increased net revenue of $ 6.4 million from operations in South Carolina and Northeast Pennsylvania which were acquired in the fourth quarter of 1996.

     Direct advertising expenses for 1997 of $29.1 million increased by 29.8% from $22.4 million in 1996. The increase was attributable to direct costs associated with increased sales from new displays, an increase in sales commissions due to higher average rates, and $5.0 million in additional direct costs associated with the first full year of operations for the South Carolina and Northeast Pennsylvania branches acquired in 1996.

     Corporate, general and administrative expenses for 1997 of $3.6 million increased by 49.2% from $2.4 million in 1996. This increase was attributable to increased professional fees, travel expenses, relocation expenses, and single use business taxes.

     Depreciation and amortization for 1997 of $8.1 million increased by 33.5% from $6.1 million in 1996. Depreciation expense increased as a result of additions to property, plant and equipment during 1996 and early 1997 from acquisitions and building of new structures.

     Deferred compensation expense for 1997 of $901,000 decreased by 37.9% from $1.5 million in 1996 primarily due to the removal of the Chief Financial Officer from the phantom stock plan and management changes in the Michigan market.

     Interest expense for 1997 of $14.6 million increased 16.6% from $12.5 million in 1996. This increase was attributable to a higher outstanding balance in 1997. The Company's effective interest rate was 10.4% for 1997 and 1996.

     Net income for 1997 decreased to $791,000 from $1.5 million in 1996 as a result of the items discussed above.

     Operating cash flow for 1997 of $24.6 million increased by 9.6% from $22.4 million in 1996. This increase was attributable to the aforementioned increase in net revenues coupled with only a modest increase in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's cash needs have arisen from operating expenses (primarily direct advertising expenses and corporate general and administrative expenses), debt service, capital expenditures and deferred compensation payments under phantom stock agreements. The Company's interest expense was $14.4 million in 1998, $14.6 million in 1997, and $12.5 million in 1996.

     The Company's primary sources of cash are net cash generated from operating activities and borrowings under its credit facility. The Company's net cash provided from operations increased by 66.1% to $11.9 million for 1998, decreased by 43.0% to $7.1 million for 1997 and increased by 36.6% to $12.5 million for 1996.

     In 1996 the Company issued $105 million in aggregate principal amount of its 10-3/4% Senior Notes due 2006 (the "Senior Notes") and entered into a revolving credit facility, which was increased to $35 million in December 1996. As a result of such financings, and borrowings for acquisitions in 1996 and for capital expenditures in 1997, the average outstanding indebtedness increased in 1996 and 1997. During 1996 the Company had interest expense of $12.5 million on average outstanding indebtedness of approximately $112.3 million, resulting in an effective annual interest rate of 10.4%. During 1997 the Company had interest expense of $14.6 million on average outstanding indebtedness of $135.3 million, resulting in an effective annual interest rate of 10.4%. During 1998 the Company had interest expense of $14.4 million on average outstanding indebtedness of $136.7 million, resulting in an effective annual interest rate of 10.2%. Scheduled interest payments on the Senior Notes aggregate approximately $10.9 million per year.

     In November 1998, the Senior Unsecured Credit Facility was increased to $8 million. At December 31, 1998 nothing was outstanding under such facility.

     Substantially all of the assets of the Company are pledged to secure indebtedness of up to $35.0 million (of which approximately $31.7 million was outstanding as of December 31, 1998) under the Credit Facility and, accordingly, the lenders thereunder will have a prior claim on those assets. Permitted borrowings under the Credit Facility are subject to various conditions. In addition, the availability of borrowings are subject to compliance with certain financial covenants. The agreement governing the Credit Facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability, and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings. In November 1998 the senior unsecured credit facility was increased to $8 million.

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

     The Company reduced its debt by $2.3 million in 1998, and increased its debt by $1.8 million in 1997, and $26.0 million in 1996. The Company also made capital expenditures, primarily for new billboard construction in existing markets, of $10.1 million in 1998, $7.6 million in 1997, and $4.4 million in 1996. The Company expects that its capital expenditures during 1999 will be approximately $6.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company expects to finance such capital expenditures with cash flow provided by operating activities or borrowings under the revolving credit facilities.

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

FORWARD LOOKING STATEMENTS

     Information contained in this Form 10-K, including, without limitation in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology as "may," "will,"
"would," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. Certain factors, including the Company's substantial leverage, regulation of outdoor advertising by federal, state and local governments, tobacco advertising patterns, competition and general economic conditions, could cause actual results to differ materially from those in such forward-looking statements.

YEAR 2000 COMPLIANCE

OVERVIEW

     The "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 approaches. The Year 2000 issue exists because many existing computer systems and software products have been written using two digits, rather than four, to define the applicable year, thus not properly recognizing dates after December 31, 1999.

COMPANY'S STATE OF READINESS

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures and has therefore undertaken the project of identifying and resolving its Year 2000 issues. The Company's assessment included both its software and hardware. The Company has identified all significant applications that require modification to ensure Year 2000 compliance and during the second quarter of 1998, Year 2000 compliant versions of these programs (primarily financial applications) were installed. The vendor upgrades have been tested and certified as Year 2000 compliant by an independent third party.

     In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

     During 1997 and 1998, the Company incurred approximately $100,000 and $150,000, respectively in Year 2000 compliance efforts and estimates of additional costs to complete its Year 2000 compliance plan are not anticipated to be material to the Company's financial condition or results of operations.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES AND THE COMPANY'S CONTINGENCY PLANS

     Based on the results of its review of Year 2000 issues to date and compliance efforts completed, the Company does not believe that the Year 2000 issue presents a significant risk of disruption of the Company's ability to transact business with its major customers and suppliers. Therefore, the Company does not believe that a contingency plan to handle Year 2000 problems is necessary at this time and has not yet developed such a plan. The Company will, however, continue to monitor the Year 2000 issues and evaluate the need for a contingency plan to handle the most reasonably likely worst case Year 2000 scenario.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement which will be effective for the Company beginning January 1, 2000, establishes accounting and reporting standards requiring that every derivative instrument (including certain embedded in other contracts) be recorded in the balance sheet as either assets or liabilities measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not determined the timing or method of its adoption, however it is not expected that adoption will have a material impact on earnings.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company's market risk associated with its debt obligations as of December 31, 1998. The information presented below should be read in conjunction with Note 8 of the Notes to Consolidated Financial Statements.

INTEREST RATE RISK

The Company carries some floating rate debt and thus is exposed to the impact of interest rate changes. At December 31, 1998, indebtedness under its Revolving Credit Facilities representing approximately 24% of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's net income and cash flow are affected by changes in interest rates. An 88 basis point move in interest rates (10% of the Company's weighted average interest rate) would have and immaterial impact on earnings and cashflow.

Fluctuations in interest rates may also adversely affect the fair market value of the Company's fixed rate borrowings. The fair value of debt with a fixed interest rate will increase as interest rates fall and decrease as interest rates rise. The Company's fixed rate borrowings consist of $101 million of senior notes bearing interest at 10 3/4%. An 88 basis point move in interest rates would also have and immaterial effect on the fair value of the Company's fixed rates senior notes.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by Item 9 was previously reported by the Company. Please see the Company's report on Form 8-K filed on September 15, 1998.

PART III

ITEM 10

MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of Adams Outdoor Advertising, Inc., the managing general partner of the Company, are as follows:

NAME                            AGE    POSITION
------------------------------- ----   ---------------------------------------
Stephen Adams...............     61    Chairman of the Board

J. Kevin Gleason............     47    Chief Executive Officer, President and
                                       Director

Abe Levine..................     45    Chief Financial Officer, Vice President,
                                       Secretary and Treasurer

George Pransky..............     58    Director

David Frith-Smith...........     53    Director

Andris A. Baltins...........     53    Director


     Stephen Adams has been Chairman of Adams Outdoor Advertising, Inc. since its founding in 1983. Since the 1970's, Mr. Adams has served as chairman of privately owned banking, bottling, publishing, outdoor advertising, television and radio companies in which he held a controlling ownership interest. Mr. Adams is Chairman of the Board of Directors of Affinity Group, Inc., a membership-based marketing company.

     J. Kevin Gleason has served as the Chief Executive Officer of the Company and President of Adams Outdoor Advertising, Inc. since 1991. Mr. Gleason has seventeen years of experience in advertising, eleven of which have been dedicated to the outdoor advertising industry. Mr. Gleason has been with Adams Outdoor Advertising, Inc. since 1987, serving as General Manager of various local markets and then as Executive Vice President at the corporate level. Prior to joining Adams Outdoor Advertising, Inc., Mr. Gleason served as General Manager of

Naegele Outdoor Advertising ("Naegele") of Southern California from 1985 to 1987. Mr. Gleason also currently serves as a Vice-Chairman of the Outdoor Advertising Association of America.

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

     Andris A. Baltins has been a member of the law firm of Kaplan, Strangis and Kaplan, P.A. since 1979. He is a director of Polaris Industries Inc., a manufacturer of snowmobiles, all-terrain vehicles, personal watercraft and related products. Mr. Baltins is also a director of various private and non-profit corporations.

OTHER SIGNIFICANT MANAGEMENT PERSONNEL

     The following table sets forth certain information with respect to other significant management personnel:

NAME                    AGE     POSITION
----------------------- ----    -----------------------------------
Jon Kane                 33     General Manager - Lansing

Jim Balestino            35     General Manager - Jackson

Mike Peters              36     General Manager - Kalamazoo, MI

John Hayes               44     General Manager - Lehigh Valley,
                                and Northeast PA

Michelle Kullmann        31     General Manager - Madison, WI

Gardner King             47     General Manager - Norfolk, VA

Barry M. Asmann          41     General Manager - Charlotte, NC

Robert J. Lord           40     General Manager - Peoria, IL

Robert A. Graiziger      45     General Manager - Minneapolis, MN

Jerry Heinz              57     General Manager - South Carolina

     Jon Kane has been general manager of the Madison, WI division since November 1995. He joined the Company in 1989 as an account executive in its Lehigh Valley, PA division. He also served as regional sales manager and poster sales manager for Lehigh until his recent promotion to general manager of Madison.

     Jim Balestino has served as General Manager of the Jackson, MI division since January 1999. He joined the Company in 1997 as the Sales Manager in its Florence, SC division. Mr. Balestino previously held the position of General Sales Manager with FKM Advertising in Youngstown, OH. In addition he served as the Regional Account Manager and Market Development Manager from 1992 until 1995. He began his career in 1988 as a Real Estate/Account Executive for Penn Advertising in Altoona, PA.

     Mike Peters has been general manager of the Kalamazoo, MI division since October, 1996. He began his "outdoor advertising" career in 1985 as an account executive with Creative Displays in Lehigh Valley, PA. Mr. Peters stayed on as an account executive when Adams purchased Creative Displays and in 1989 was promoted to sales manager. He has thirteen years of experience in the outdoor advertising industry.

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

     Michelle Kullmann has been general manager of the Madison, Wisconsin division since June 1997. Michelle first started with Adams in 1991 as an account executive. In 1993 she was promoted to sales manager of Madison and held that position until her most recent promotion to General Manager.

     Gardner King has served as general manager of the Norfolk, VA division since January 1988. From 1980 through 1985, Mr. King was the founder and sole proprietor of an outdoor advertising company in Norfolk, VA, which he sold to Whiteco. After the expiration of his non-compete agreement with Whiteco, Mr. King joined the Company in 1988. Mr. King has 16 years of experience in the outdoor advertising industry.

     Barry Asmann has served as general manager of the Charlotte, NC division since January 1993 and prior thereto was sales manager in both the Charlotte, NC and Lehigh Valley, PA divisions. Mr. Asmann has 13 years of experience in the outdoor advertising industry, working in various markets throughout the country with the Company and Naegele.

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

     Jerry Heinz has served as general manager of the South Carolina division since December 1996. He came to Adams Outdoor from Burkhart Advertising, Inc. Mr. Heinz joined Burkhart Advertising, Inc. in 1969 as and account executive. During the next 27 years Mr. Heinz held the positions of sales manager, general manager and finally as President and CEO.

ITEM 11

EXECUTIVE COMPENSATION

  The following table provides certain summary information concerning the compensation incurred by the Company for its Chief Executive Officer and each of the two other executive officers for the years ended December 31, 1998, 1997, and 1996.

                          SUMMARY COMPENSATION TABLE

                                                  LONG-TERM
                                                  ---------
                                                 COMPENSATION
                                                 ------------



                                        ANNUAL COMPENSATION                     AWARDS             PAY OUTS
                                   --------------------------------------------------------------------------

                                                             OTHER                                                 ALL
                                                             -----                                                 ---
                                                             ANNUAL     RESTRICTED   SECURITIES                   OTHER
                                                             ------     ----------   ----------                   -----
                                                             COMPEN-      STOCK      UNDERLYING      LTIP        COMPEN-
                                                             -------      -----      ----------      ----        -------
NAME AND PRINCIPAL          YEAR   SALARY       BONUS(A)     SATION(B)   AWARD(S)     OPTIONS       PAYOUTS      SATION(C)
------------------          ----   ------       --------     ---------   --------     -------       -------      ---------
POSITION
--------
Stephen Adams               1998   $200,000(e)
Chairman(d)                 1997   $200,000(e)
                            1996   $150,000(e)

J. Kevin Gleason            1998   $414,843     $3,621,000                                                         $35,000
Chief Executive Officer     1997   $436,000                                                                        $34,750
                            1996   $385,000                                                                        $34,750

Abe Levine                  1998   $180,000                                                                        $18,923
Chief Financial Officer     1997   $180,000                                                                        $19,750
                            1996   $180,000     $  400,000                                                         $19,154



     (a) All amounts represent accruals under deferred phantom stock agreements.

     (b) Less than the lesser of (i) 10% of total annual salary and bonus and
         (ii) $50,000.

     (c) Amounts for 1998, 1997, and 1996 include contributions to the accounts of Messrs. Gleason and Levine under the Company's nonqualified retirement plan of $30,000 and $15,000, respectively. All other amounts represent Company contributions to the Company's 401(k) plan.

     (d) The Company entered into an employment agreement with Mr. Adams providing for a salary of $200,000 per year and the reimbursement of business expenses.

     (e) Does not include reimbursement of company travel and entertainment expense advanced by Mr. Adams aggregating $105,298 in 1997 and $200,000 in 1996. Nothing was reimbursed to Mr. Adams in 1998.


EMPLOYMENT AGREEMENT

     The Company and Stephen Adams entered into an employment agreement effective January 1, 1996. Under the employment agreement, Mr. Adams is employed as Chairman of Adams Outdoor Advertising, Inc. until December 31, 2001 at a base salary of $200,000 plus an annual cost of living increase.


AGREEMENTS WITH MANAGEMENT--INCENTIVE COMPENSATION UNDER PHANTOM STOCK
AGREEMENTS

     The Company has deferred phantom stock agreements with certain managers, including each general manager with respect to the performance of his respective market. The compensation is calculated using a multiple of the operating profit of the general manager's respective division for the fiscal year ending immediately prior to the determination date over the value of the division at the time of agreement. The agreements provide for three equal annual payments to the participants upon the determination date, which is defined as termination of employment, death, disability, sale of the Company or the fifth anniversary of the execution of the agreement. The Company incurred deferred compensation expense related to the phantom stock agreements of $4.3 million, $901,000, and $1.5 million, for the years ended December 31, 1998, 1997, and 1996 respectively.

     As of December 31, 1998, the Company has accrued the following amounts of deferred compensation expense payable related to the phantom stock agreements:



                   NAME                                 AMOUNT
     --------------------------------            --------------------
                                                (DOLLARS IN THOUSANDS)

     Kevin Gleason................                              3,620
     Abe Levine...................                                667
     Others.......................                              1,999
                                                               ------
               Total..............                             $6,286
                                                               ======

  If amounts accrued as of December 31, 1998 as deferred compensation payable related to the phantom stock agreements are paid as currently scheduled (assuming no executive terminations, deaths or disabilities), such payments will occur as follows:

            NAME                        1999   2000   2001   2002   2003   2004   2005   TOTAL
     --------------------------------  ------  -----  -----  -----  -----  -----  -----  ------
                                                   (DOLLARS IN THOUSANDS)
     Kevin Gleason...................   $2,696 $  --  $ --   $308   $308   $308    $--  $3,620
     Abe Levine......................      667    --    --     --     --     --     --     667
     Others                                745   698  $146    169    107    107    $27   1,999
                                        ------  ----- -----  ----- -----  -----  -----  ------
     Total...........................   $4,108  $698  $146   $477   $415   $415    $27  $6,286
                                        ====== ===== =====  =====  =====  =====  =====  ======


AGREEMENTS WITH MANAGEMENT INCENTIVE COMPENSATION UNDER NONQUALIFIED RETIREMENT PLAN

     The Company also maintains a deferred compensation plan for each of Messrs. Gleason, Levine and each of the area general managers. Under such plan, the Company contributes $30,000 per year to the retirement account of Mr. Gleason and $15,000 per year to the account of each of the other participants. In addition, Messrs. Gleason and Levine deferred a substantial portion of their 1998 and 1997 compensation into a similar plan. Deferred compensation payable as of December 31, 1998 related to the nonqualified retirement plans was approximately $1.9 million.


401(K) SAVINGS PLAN

     Company employees also participate in a deferred savings and profit sharing plan (the ''401(k) Plan'') qualified under Section 401(a) and 401(k) of the Internal Revenue Code (the ''Code''). All employees over age 21 who have completed one year of service are eligible to participate in the 401(k) Plan. Eligible employees may contribute to the 401(k) Plan up to 10% of their salary subject to an annual maximum established under the Code, and the Company matches these employee contributions at a rate of 50% up to the first 6% of the employee's salary. Employees may make additional voluntary contributions.


DIRECTOR COMPENSATION

     Following the Refinancing, the Company pays directors who are not also employees (Messrs. Pransky, Frith-Smith and Baltins) director fees of $4,500 per quarter.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

                          PRINCIPAL SECURITY HOLDERS

     The table below sets forth, the beneficial ownership interests in the Company as of December 31, 1998.

                                                      GENERAL       LIMITED      AGGREGATE
                                                     ---------     ---------     ---------
                  NAME                              PARTNERSHIP   PARTNERSHIP   PARTNERSHIP
---------------------------------------------       -----------   -----------   -----------
                                                      INTEREST      INTEREST     INTERESTS
                                                     ---------     ---------     ---------
     Adams Outdoor Advertising, Inc.(a)...........     0.01%         1.02%         1.03%
        1380 W. Paces Ferry Road, NW
        Suite 170, South Wing
        Atlanta, GA 30327......

     Stephen Adams................................     0.70         73.51         74.21
         2575 Vista Del Mar Drive
         Ventura, CA 93001

     Stephen M. Adams(b)..........................       --          6.19          6.19
         26529 Oliver Road
         Carmel, CA 93923

     Mark C. Adams(b).............................       --          6.19          6.19
        c/o Adams Publishing Corp.
        68860 Perez Road, Suite J
        Cathedral City, CA 92234

     Scott L. Adams(b)............................       --          6.19          6.19
         236 Mullen Avenue
         San Francisco, CA 94110

     Kent R. Adams(b).............................       --          6.19          6.19
         5017 Vincent Avenue So.
         Minneapolis, MN 55410

                                                       0.71%        99.29%       100.00%

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


OTHER CERTAIN TRANSACTIONS

     Stephen Adams, J. Kevin Gleason and Abe Levine own 46%, 12% and 12%, respectively, of HSP Graphics (''HSP''), a printing company headquartered in Canada. The Company pays the salary and expenses of the HSP salesmen who operate in the Atlanta, GA area and HSP reimburses the Company for those expenses in cash and services. At December 31, 1998, 1997 and 1996, the Company had accounts receivable of $114, $227,991 and $208,669 respectively, outstanding from HSP. The Company expensed $11,000, $84,000, and $54,000 for printing services provided during 1998, 1997, and 1996, respectively.

     Andris A. Baltins is a member of the law firm of Kaplan, Strangis and Kaplan, P.A., which provides legal services to the Company. Mr. Baltins, who is a director of Adams Outdoor Advertising, Inc., the managing general partner of the Company, and held $380,547 in principal amount of the zero coupon 10% Subordinated Notes of the Company due January 2, 1997 which the Company retired in 1996. Messrs. Adams, Gleason and Levine also held interests in such notes. See ''Refinancing and Uses of Proceeds.''

     During 1998, the Company loaned $100,000 to J. Kevin Gleason, an officer of the Company, which is to be repaid during 1999. These funds were used as a down payment on a building leased to the Company. This amount is included in another accounts receivable.

     During 1998, the Company entered into a building lease with J. Kevin Gleason, an officer of the Company. The lease term is for 10 years and has been classified as an operating lease. Rent expense of approximately $52,000 related to this transaction has been included in direct advertising expense during the year ended December 31, 1998. The Company has an option to purchase the building at cost at anytime.

ITEM 14

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents filed
          (1) Financial statements (included under Item 8)

          (2) Financial statement schedules
              S-1 Independent Public Accountants' Reports on Schedule S-2 Schedule II - Valuation and Qualifying Accounts

          (3) Exhibits

     (b)  Reports on Form 8-K
          The company filed no reports on form 8-K during the quarter ended December 31, 1997.

     (c)  Exhibits
          Included in Item 14 (a) (3) above.

     (d)  Financial Statements Schedules
          Included in Item 14 (a) (2) above.

Financial Statement Schedules
  -  Identify

Signature Page
  -  Power of Attorney

Exhibit Index (Item 601, Reg. S-K)
  -  Financial Data Schedules Item 601 (b) (27)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To:  Adams Outdoor Advertising Limited Partnership

We have audited in accordance with generally accepted auditing standards, the consolidated balance sheet of Adams Outdoor Advertising Limited Partnership as of December 31, 1998 and the related consolidated statements of operations, partners' equity (deficit), and cash flows for the year then ended, and have issued our report thereon dated March 26, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II-Valuation and Qualifying Accounts is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

Atlanta, GA
March 26, 1999

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Adams Outdoor Advertising Limited Partnership:

     Under date of March 18, 1998, we reported on the consolidated balance sheet of Adams Outdoor Advertising Limited Partnership as of December 31, 1997, and the related consolidated statements of operations, changes in partners' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

     In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    KPMG LLP

Atlanta, Georgia
March 18, 1998

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                           Additions
                                                           ---------
                              Balance at        Charged to           Charged                                 Balance
                               beginning         costs and           to other          Deductions (b)        at end
       Description             of period         expenses          accounts (a)        --------------       of period
       -----------            ----------        ----------         ------------                             ---------
1998 Allowance for
 Doubtful Accounts             $700,429           287,494               __                 (339,823)         $648,101


1997 Allowance for
 Doubtful Accounts             $696,260           231,973               __                 (227,804)         $700,429


1996 Allowance for
 Doubtful Accounts             $546,123            57,387             169,740               (76,990)         $696,260

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

                        ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                        By: Adams Outdoor Advertising, Inc., its general partner

                        By:   /s/ J. Kevin Gleason
                           ---------------------------------
                                   J. Kevin Gleason
                             President and Chief Executive Officer

                        ADAMS OUTDOOR ADVERTISING, INC.

                        By:   /s/ J. Kevin Gleason
                           ---------------------------------
                                   J. Kevin Gleason
                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                               Title                          Date
------------------------------------  ------------------------------------------  --------------

     /s/  J. Kevin Gleason            President, Chief Executive Officer          March 31, 1999
------------------------------------
           J. Kevin Gleason           and Director (Principal Executive Officer)

     /s/ Abe Levine                   Chief Financial Officer (Principal          March 31, 1999
------------------------------------
          Abe Levine                  Financial and Accounting Officer)

               *                      Chairman of the Board (Director)            March 31, 1999
------------------------------------
          Stephen Adams

               *                      Director                                    March 31, 1999
------------------------------------
          Andris A. Baltins

               *                      Director                                    March 31, 1999
------------------------------------
          David Frith-Smith

               *                      Director                                    March 31, 1999
------------------------------------
          George Pransky

* By:  /s/  J. Kevin Gleason
     ------------------------------------------
             J. Kevin Gleason
        (as attorney-in-fact)

  J. Kevin Gleason, pursuant to powers of attorney, executed by each of the officers and directors listed above whose name is marked by an "*" filed as an exhibit hereto to this Report, by signing his name hereto, does hereby sign and execute this report of Adams Outdoor Advertising, Inc. on behalf of each such officers and directors in the capacities in which the names of each appear.

POWER OF ATTORNEY
-----------------
                                  (FORM 10-K)

     KNOW ALL MEN BY THESE PRESENTS, that ADAMS OUTDOOR ADVERTISING, INC., a Minnesota corporation (the "Company"), and each of the undersigned directors of the Company, hereby constitutes and appoints J. Kevin Gleason and Abe Levine and each of them (with full power to each of them to act alone) its/his/her true and lawful attorney-in-fact and agent, for it/him/her and on its/him/her and in its/his/her name, place and stead, in any and all capacities to sign, execute, affix its/his/her seal thereto and file the Annual Report on Form 10-K of the Company and Adams Outdoor Advertising Limited Partnership for the year ended December 31, 1997 under the Securities Exchange Act of 1933, as amended, with any amendment or amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto with any regulatory authority.

     There is hereby granted to said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in respect of the foregoing as fully as it/he/she or itself/himself/herself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

     This Power of Attorney may be executed in any number of counterparts, each of which shall be an original, but all of which taken together shall constitute one and the same instrument and any of the undersigned directors may execute this Power of Attorney by signing any such counterpart.

     Adams Outdoor Advertising, Inc. has caused this Power of Attorney to be executed in its name by its Chief Executive Officer on the 31st day of March, 1999

                         ADAMS OUTDOOR ADVERTISING, INC.


                         By   /s/ J. Kevin Gleason
                            ----------------------
                              J. Kevin Gleason
                              Chief Executive Officer
                              and President

The undersigned, directors of ADAMS OUTDOOR ADVERTISING, INC., have hereunto set their hands as of the 31st day of March, 1999.



       /s/ Stephen Adams                      /s/ J. Kevin Gleason
  ------------------------------         -----------------------------
       Stephen Adams                          J. Kevin Gleason



       /s/ David Frith-Smith                  /s/ George Pransky
  ------------------------------         -----------------------------
       David Frith-Smith                      George Pransky



       /s/ Andris A. Baltins
  ------------------------------
       Andris A. Baltins



                               D I R E C T O R S

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                               AND SUBSIDIARIES




                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS

     Consolidated Balance Sheets--December 31, 1998 and 1997

     Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997, and 1996

     Consolidated Statements of Changes in Partners' Equity (Deficit) for the Years Ended December 31, 1998, 1997, and 1996

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997, and 1996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Adams Outdoor Advertising, Inc.:

We have audited the accompanying balance sheet of ADAMS OUTDOOR ADVERTISING, INC. (a Minnesota corporation) as of December 31, 1998 and the related statements of operations, shareholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adams Outdoor Advertising, Inc. as of December 31, 1998 and the results of its operations and its cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
March 26, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of
Adams Outdoor Advertising, Inc.:


We have audited the accompanying balance sheet of Adams Outdoor Advertising, Inc. (the "Company") as of December 31, 1997 and the related statements of operations, changes in shareholder's equity, and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                    KPMG LLP



Atlanta, Georgia
March 18, 1998

                        ADAMS OUTDOOR ADVERTISING, INC.


                                BALANCE SHEETS

                          DECEMBER 31, 1998 AND 1997



                                     ASSETS

                                                                                    1998         1997
                                                                                   ------       ------
INVESTMENT (NOTE 2)                                                                $  40        $  40
                                                                                   ------       ------

                                     STOCKHOLDER'S EQUITY

COMMITMENT AND CONTINGENCIES (NOTE 3)

SHAREHOLDER'S EQUITY:
 Preferred stock, $.001 par value; authorized 800,000 shares, no shares issued
  or outstanding                                                                   $   0        $   0

 Common stock, $.001 par value; authorized 200,000 shares, 10,000 shares issued
  and outstanding                                                                    100          100

 Additional paid-in capital                                                          900          900
 Common stock subscribed                                                            (960)        (960)
                                                                                   ------       ------
       Total                                                                       $  40        $  40
                                                                                   ------       ------


     The accompanying notes are an integral part of these balance sheets.

                        ADAMS OUTDOOR ADVERTISING, INC.


                      STATEMENTS OF STOCKHOLDER'S EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                                 Additional    Common         Total
                                              Preferred  Common   Paid-in       Stock     Stockholder's
                                                Stock    Stock    Capital    Subscribed      Equity
                                              ---------  ------  ----------  ----------   -------------
BALANCE, December 31, 1995                        $0      $100      $900        $(960)          $40

 Net income (loss)                                 0         0         0            0             0
                                              ---------  ------  ----------  ----------   -------------
BALANCE, December 31, 1996                         0       100       900         (960)           40

 Net income (loss)                                 0         0         0            0             0
                                              ---------  ------  ----------  ----------   -------------
BALANCE, December 31, 1997                         0       100       900         (960)           40

 Net income (loss)                                 0         0         0            0             0
                                              ---------  ------  ----------  ----------   -------------
BALANCE, December 31, 1998                        $0      $100      $900        $(960)          $40
                                              =========  ======  ==========  ==========   =============



       The accompanying notes are an integral part of these statements.

                        ADAMS OUTDOOR ADVERTISING, INC.


                           STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                                             1998         1997        1996
                                                                             ----         ----        ----
REVENUES                                                                     $  0         $  0        $  0

EXPENSES                                                                        0            0           0
                                                                             ----         ----        ----
NET INCOME (LOSS)                                                            $  0         $  0        $  0
                                                                             ====         ====        ====



       The accompanying notes are an integral part of these statements.

                        ADAMS OUTDOOR ADVERTISING, INC.


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                                             1998         1997        1996
                                                                             ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES                                         $  0         $  0        $  0

CASH FLOWS FROM INVESTING ACTIVITIES                                            0            0           0

CASH FLOWS FROM FINANCING ACTIVITIES                                            0            0           0
                                                                             ----         ----        ----
NET CHANGE IN CASH                                                              0            0           0

CASH, beginning of year                                                         0            0           0
                                                                             ----         ----        ----
CASH, end of year                                                            $  0         $  0        $  0
                                                                             ====         ====        ====



       The accompanying notes are an integral part of these statements.

                        ADAMS OUTDOOR ADVERTISING, INC.


                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 1998 AND 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY

     Adams Outdoor Advertising, Inc. ("AOAI") was organized as a corporation under the Minnesota Statutes on December 12, 1985. AOAI is the managing general partner of Adams Outdoor Advertising Limited Partnership (the "Company"). AOAI is wholly owned by the individual general partner of the Company, who is also a limited partner in the Company. AOAI has nominal assets and does not conduct any operations, except for its activities as managing general partner of the Company.

     AOAI and its sole stockholder have agreed that all profits or losses allocable to the general partners will be allocated to the individual general partner, and none will be allocated to AOAI.

     INVESTMENT

     The investment balance consists of a general and limited partnership interest which are carried at cost, since the partnership interest is not readily marketable.

     INCOME TAXES

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

     USE OF ESTIMATES

     The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date or the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   INVESTMENT IN AFFILIATED PARTNERSHIP

     AOAI has a 1% aggregate partnership interest in the Company which consists of .01% general partnership interest and .99% limited partnership interest. Summary audited financial information for the investee Company as of and for the years ended December 31, 1998 and 1997 is presented as follows (dollars in thousands):

                                                                    1998              1997
                                                                  ---------        ---------
          Balance sheet information:
             Current assets                                       $  15,661        $  15,684
             Current liabilities                                    (10,855)         (12,588)
             Working capital                                          4,806            3,096
             Property, plant, and equipment, net                     53,350           51,090
             Intangible assets, net                                   9,107           10,450
             Other assets                                                74              250
             Long-term debt, less current installments             (132,727)        (131,034)
             Deferred compensation, less current installments        (4,057)          (3,438)
                                                                  ---------        ---------
             Partners' deficit                                    $ (69,447)       $ (69,586)
                                                                  =========        =========
          Income statement information:
             Net outdoor advertising revenues                     $  64,569        $  57,285
                                                                  =========        =========

             Operating income                                     $  16,378        $  15,557
                                                                  =========        =========

             Net income                                           $   1,183        $     791
                                                                  =========        =========

3.   EMPLOYMENT AGREEMENT WITH SOLE STOCKHOLDER

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

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                               AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 1998, 1997, AND 1996
                                 TOGETHER WITH
                               AUDITORS' REPORT

                        ADAMS OUTDOOR ADVERTISING, INC.


         Financial Statements as of December 31, 1998, 1997, and 1996
                                 Together With
                               Auditors' Reports

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Adams Outdoor Advertising
Limited Partnership:


We have audited the accompanying consolidated balance sheet of ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP (a Minnesota limited partnership) AND SUBSIDIARIES as of December 31, 1998 and the related consolidated statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adams Outdoor Advertising Limited Partnership as of December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
March 26, 1999

                         INDEPENDENT AUDITORS' REPORT



To the Partners of
Adams Outdoor Advertising Limited Partnership:


We have audited the accompanying consolidated balance sheet of ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP AND SUBSIDIARIES as of December 31, 1997 and the related consolidated statements of operations, changes in partners' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                    KPMG LLP



Atlanta, Georgia
March 18, 1998

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                               AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1998 AND 1997



                                    ASSETS

                                                                                                     1998           1997
                                                                                                  -----------    -----------
CURRENT ASSETS:
     Cash and cash equivalents                                                                    $ 1,686,788    $ 3,120,542
     Investments                                                                                    1,878,977      1,280,765
     Trade accounts receivable, less allowance for doubtful accounts of
       $648,101 and $700,429, respectively                                                          8,423,606      7,576,375
     Other accounts receivable (Note 3)                                                               129,059        316,485
     Inventories                                                                                       68,674        142,274
     Prepaid rent                                                                                   2,826,362      2,452,455
     Prepaid expenses                                                                                 647,103        794,911
                                                                                                  -----------    -----------
          Total current assets                                                                     15,660,569     15,683,807

PROPERTY, PLANT, AND EQUIPMENT, NET                                                                53,350,148     51,090,177

INTANGIBLE ASSETS, NET                                                                              9,107,911     10,449,973

OTHER ASSETS                                                                                           74,076        250,203
                                                                                                  -----------    -----------
                                                                                                  $78,192,704    $77,474,160
                                                                                                  ===========    ===========

                                    LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Current installments of long-term debt                                                      $          0   $  4,000,000
     Accounts payable                                                                                 557,626        540,377
     Interest payable                                                                               3,606,150      4,042,392
     Accrued expenses and other liabilities                                                         2,583,609      2,673,505
     Deferred compensation                                                                          4,108,077      1,331,713
                                                                                                 ------------   ------------
          Total current liabilities                                                                10,855,462     12,587,987

LONG-TERM DEBT, LESS CURRENT INSTALLMENTS                                                         132,727,500    131,033,750

DEFERRED COMPENSATION                                                                               4,057,232      3,438,651
                                                                                                 ------------   ------------
          Total liabilities                                                                       147,640,194    147,060,388
                                                                                                 ------------   ------------
COMMITMENTS AND CONTINGENCIES (NOTE 11)

PARTNERS' DEFICIT:
     General partners' deficit                                                                    (67,829,366)   (67,829,366)
     Limited partners' deficit                                                                     (1,618,124)    (1,756,862)
                                                                                                 ------------   ------------
          Total partners' deficit                                                                 (69,447,490)   (69,586,228)
                                                                                                 ------------   ------------
                                                                                                 $ 78,192,704   $ 77,474,160
                                                                                                 ============   ============

  The accompanying notes are an integral part of these consolidated balance sheets.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                               AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                                  1998               1997                1996
                                                               -----------        -----------        -----------
GROSS REVENUES                                                 $71,591,716        $63,301,642        $52,421,172
  Less agency commissions                                        7,023,144          6,017,105          5,161,376
                                                               -----------        -----------        -----------
       Net outdoor advertising revenue                          64,568,572         57,284,537         47,259,796
                                                               -----------        -----------        -----------
OPERATING EXPENSES:
  Direct advertising expenses                                   32,096,318         29,089,188         22,411,959
  Corporate, general, and administrative                         3,903,136          3,589,189          2,404,834
  Depreciation and amortization                                  7,875,001          8,148,621          6,105,151
  Deferred compensation                                          4,315,971            900,876          1,451,031
                                                               -----------        -----------        -----------
       Total operating expenses                                 48,190,426         41,727,874         32,372,975
                                                               -----------        -----------        -----------
OPERATING INCOME                                                16,378,146         15,556,663         14,886,821
                                                               -----------        -----------        -----------
OTHER EXPENSES (INCOME):
  Interest expense                                              14,407,950         14,586,568         12,247,794
  Interest expense--related party                                        0             13,934            275,175
  Other expenses (income), net                                      78,827             42,517            (31,362)
  Loss on disposals of property and equipment, net                 377,853            122,287            860,706
                                                               -----------        -----------        -----------
       Total other expenses                                     14,864,630         14,765,306         13,352,313
                                                               -----------        -----------        -----------
INCOME BEFORE EXTRAORDINARY LOSS ON EARLY
 EXTINGUISHMENT OF DEBT                                          1,513,516            791,357          1,534,508

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT                 329,778                  0                  0
                                                               -----------        -----------        -----------
NET INCOME                                                     $ 1,183,738        $   791,357        $ 1,534,508
                                                               -----------        -----------        -----------



 The accompanying notes are an integral part of these consolidated statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                               AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CHANGES

                         IN PARTNERS' EQUITY (DEFICIT)

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                                                                   LIMITED
                                                                GENERAL           PARTNERS'            TOTAL
                                                               PARTNERS'            EQUITY           PARTNERS'
                                                               (DEFICIT)          (DEFICIT)          (DEFICIT)
                                                             -------------      ------------       -------------
BALANCE, December 31, 1995                                   $(67,829,366)      $ 1,000,000        $(66,829,366)

  Net income                                                            0         1,534,508           1,534,508
  Distributions                                                         0        (3,149,620)         (3,149,620)
                                                             -------------      ------------       -------------
BALANCE, December 31, 1996                                    (67,829,366)         (615,112)        (68,444,478)

  Net income                                                            0           791,357             791,357
  Distributions                                                         0        (1,933,107)         (1,933,107)
                                                             -------------      ------------       -------------
BALANCE, December 31, 1997                                    (67,829,366)       (1,756,862)        (69,586,228)

  Net income                                                            0         1,183,738           1,183,738
  Distributions                                                         0        (1,045,000)         (1,045,000)
                                                             -------------      ------------       -------------
BALANCE, December 31, 1998                                   $(67,829,366)      $(1,618,124)       $(69,447,490)
                                                             =============      ============       =============



 The accompanying notes are an integral part of these consolidated statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                               AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                                                                     1998           1997            1996
                                                                                 ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $  1,183,738   $    791,357   $   1,534,508
  Adjustments to reconcile net income to net cash provided by operating activities:
         Extraordinary loss on early extinguishment of debt                           329,778              0               0
         Depreciation                                                               7,043,434      7,294,989       5,811,083
         Amortization of intangible assets                                          1,308,205      1,423,664       1,126,505
         Deferred compensation expense                                              4,315,971        900,876       1,451,031
         Payments for deferred compensation                                        (1,332,193)    (1,118,144)     (1,226,579)
         Loss on disposals of property and equipment, net                             377,853        122,287         860,706
         Change in unrealized gain on investments                                        (712)      (122,682)              0
         Barter (income) loss                                                         (24,729)        42,692          86,729
         Purchases of investments                                                    (183,604)    (2,545,125)       (315,000)
         Proceeds from sale of investments                                                  0      1,735,345               0
         Changes in assets and liabilities, net of effects from acquisitions of businesses:
              Accounts receivable                                                    (659,805)      (978,663)     (1,171,643)
              Inventories                                                              73,600         74,438          61,705
              Prepaid rent, expenses, and other assets                                (49,972)      (346,265)        339,399
              Accounts payable, accrued expenses, and other liabilities               (72,647)      (420,808)      1,374,950
              Interest payable                                                       (436,242)       402,018       2,619,687
              Other liabilities--long-term                                                  0       (106,407)        (16,321)
                                                                                 ------------   ------------   -------------
                     Net cash provided by operating activities                     11,872,675      7,149,572      12,536,760
                                                                                 ------------   ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                                     (10,144,346)    (7,645,961)     (4,419,452)
  Proceeds from sales of property, plant, and equipment                               485,088        184,416          45,017
  Acquisitions of businesses                                                                0              0     (24,300,464)
                                                                                 ------------   ------------   -------------
                     Net cash used in investing activities                         (9,659,258)    (7,461,545)    (28,674,899)
                                                                                 ------------   ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt financing costs                                                                (97,921)       (11,703)     (5,288,384)
  Advances from long-term debt                                                     19,910,007     12,037,500     145,725,354
  Payments on long-term debt                                                      (22,216,257)   (10,193,133)   (119,747,164)
  Premium on senior notes redemption                                                 (198,000)             0               0
  Distributions to partners                                                        (1,045,000)    (1,933,107)     (3,149,620)
                                                                                 ------------   ------------   -------------
                     Net cash (used in) provided by financing activities           (3,647,171)      (100,443)     17,540,186
                                                                                 ------------   ------------   -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (1,433,754)      (412,416)      1,402,047

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        3,120,542      3,532,958       2,130,911
                                                                                 ------------   ------------   -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                           $  1,686,788   $  3,120,542   $   3,532,958
                                                                                 ============   ============   =============



 The accompanying notes are an integral part of these consolidated statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                               AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997, AND 1996


1. ORGANIZATION AND NATURE OF OPERATIONS

   Adams Outdoor Advertising Limited Partnership ("Adams" or the "Company") was organized under the Minnesota Uniform Limited Partnership Act on December 12, 1985 and will terminate on December 31, 2025 unless terminated sooner under the provisions of the partnership agreement. The Company was organized for the purpose of acquiring and operating businesses engaged in the outdoor advertising industry. The Company owns and operates outdoor advertising structures in 11 markets in the Midwest, Southeast, and Mid-Atlantic states. The managing general partner is Adams Outdoor Advertising, Inc.

   The partnership agreement was amended and restated on March 31, 1995 to convert and transfer 99% of the general partners' interest to limited partners' interests. The partnership agreement was amended and restated on January 1, 1996 to, among other matters, eliminate classes of limited partner interests resulting in general partners' interests of 0.71% and limited partners' interests of 99.29%

   The partnership agreement provides that losses will be allocated 100% to the general partners. Profits will be allocated to the general and limited partners in the same proportion, based on their aggregate interest in the Company, as they have received distributions of distributable cash (defined as annual cash gross receipts, less cash expenses and any amount set aside for reserves) for such calendar year. In the event there are profits in a calendar year in which no distribution of distributable cash has been made, profits will be allocated 100% to the general partners.

   In the event of a sale, refinancing, or dissolution of the partnership, the proceeds available for distribution, after payment of all expenses and previously outstanding debt of the partnership, will be distributed first to the partners up to an amount equal to the respective partner's adjusted aggregate interest in the partnership.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS FOR PRESENTATION

   The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   USE OF ESTIMATES

   The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   CASH EQUIVALENTS

   The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   INVESTMENTS

   Investments consist primarily of corporate and U.S. government debt instruments and equity securities. Securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Management of the Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date.

   The Company has classified all securities purchased and held during 1998 and 1997 as trading securities, as they are intended to be sold in the near term. Trading securities are carried at fair value, with realized and unrealized gains and losses included in net income.

   INVENTORIES

   Inventories are valued at the lower of cost or market. Cost is determined by using the first-in, first-out method. Market approximates net realizable value.

   PROPERTY, PLANT, AND EQUIPMENT

   Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

          Buildings and equipment                       5 to 32 years

          Outdoor advertising structures               12 to 15 years

          Vehicles, machinery and
          equipment, and office equipment                3 to 5 years


   INTANGIBLE ASSETS

   Intangible assets include financing costs, noncompete agreements, and goodwill. Goodwill is being amortized using the straight-line method over periods of between 12 and 40 years. The remaining intangible assets are recorded at cost and are amortized using the straight-line method over the assets' estimated useful lives of two to five years for noncompete agreements and the terms of the related debt for financing costs. The Company assesses the recoverability of intangible assets based on expected future cash flows.

   INCOME TAXES

   The Company is not considered a taxable entity for federal and state income tax purposes. Any taxable income or loss, tax credits, and certain other items are reported by the partners on their own tax returns in accordance with the partnership agreement.

   REVENUE RECOGNITION

   Revenues represent outdoor advertising services provided by the Company. The Company recognizes revenue when rendered, usually on a monthly basis in accordance with contract terms, as advertising services are provided.

   BARTER TRANSACTIONS

   Barter transactions, which represent the exchange of advertising for goods or services, are recorded at the estimated fair value of the advertising provided and the products or services received. Barter revenue is recognized when advertising services are rendered, and barter expense is recognized when the related products or services are received.

   IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

   The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement resulted in the recognition of a loss during the year ended December 31, 1996 related to impairment of long-lived assets to be disposed of (Note 14).

   NEW ACCOUNTING STANDARDS

   The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial statements. Adams operates in a single reportable segment in the outdoor advertising industry.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement which will be effective for the Company beginning January 1, 2000, establishes accounting and reporting standards requiring that every derivative instrument (including certain embedded in other contracts) be recorded in the balance sheet as either assets or liabilities measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not determined the timing or method of its adoption, however it is not expected that adoption will have a material impact on earnings.

3. RELATED-PARTY TRANSACTIONS

   Certain partners and employees of the general partner have ownership in HSP Graphics ("HSP"), a printing operation headquartered in Canada. The Company pays the salary and expenses of HSP employees, and HSP reimburses the Company for these expenses in cash or services. At December 31, 1998 and 1997, the Company had accounts receivable of $114 and $227,991, respectively, outstanding related to this arrangement with HSP. The Company expensed $11,000, $84,000, and $54,000 for printing services provided by HSP during 1998, 1997, and 1996, respectively.

   During 1998, the Company loaned $100,000 to an officer of the Company which is to be repaid during 1999. This amount is included in other accounts receivable.

   During 1998, the Company entered into a building lease with an officer of the Company. The lease term is for ten years and has been classified as an operating lease. Rent expense of approximately $52,000 related to this transaction has been included in direct advertising expense during the year ended December 31, 1998.

   During 1997, the Company entered an aircraft lease with a related party to the Company. The lease term is for seven years and has been classified as an operating lease. Lease and operating expenses of approximately $549,000 and $466,000 related to this transaction have been included in corporate general and administrative expense during the year ended December 31, 1998 and 1997, respectively.

   Pursuant to the refinancing discussed in Note 8, notes payable of $6,730,436 to Central Advertising Company and $1,900,293 to Illinois Outdoor Advertising Company Limited Partnership were repaid in 1996, except for $231,379 payable to an unlocated noteholder which remains outstanding at December 31, 1998. Both entities are related to the Company through common ownership.

   Also pursuant to the refinancing discussed in Note 8, $11,389,165 in 9% subordinated notes and convertible notes payable to an affiliate of the general partner were repaid in 1996. Related-party interest expense of $275,175 was recorded during the year ended December 31, 1996 related to these notes.

4. INVESTMENTS

The carrying and estimated fair values of investment securities at December 31, 1998 and 1997 are summarized as follows:

                                                                             1998
                                              ------------------------------------------------------------------
                                                                    GROSS            GROSS
                                                                  UNREALIZED        UNREALIZED        ESTIMATED
                                                                   HOLDING           HOLDING            FAIR
             TYPE OF EACH ISSUE                    COST             GAINS             LOSSES            VALUE
------------------------------------          ----------------   --------------   ---------------   ------------
Trading securities:
Cash and money market funds
                                                 $1,127,721         $       0          $     0        $1,127,721
U.S. Treasury obligations                            74,722             1,403                0            76,125
Equity securities                                   481,639           106,109           (6,592)          581,156
Fixed income debt securities
                                                     91,453             2,991             (469)           93,975
                                                 ----------         ---------         ---------       ----------
                                                 $1,775,535          $110,503          $(7,061)       $1,878,977
                                                 ==========         =========         =========       ==========


                                                                              1997
                                                    -------------------------------------------------------------
                                                                     Gross            Gross
                                                                  Unrealized        Unrealized        Estimated
                                                                    Holding          Holding            Fair
             Type of Each Issue                     Cost             Gains            Losses            Value
----------------------------------------        -----------      -------------     -----------      -------------
Trading securities:
Overnight investments                            $  132,032         $      0         $      0        $  132,032
U.S. Treasury obligations                            73,139                0                0            73,139
Equity securities                                   793,543          150,147          (24,967)          918,723
Fixed income debt securities
                                                    136,403            3,128             (956)          138,575
Other                                                15,174            3,122                0            18,296
                                                 ----------         --------         --------        ----------
                                                 $1,150,291         $156,397         $(25,923)       $1,280,765
                                                 ==========         ========         =========       ==========

5. PROPERTY, PLANT, AND EQUIPMENT

   Property, plant, and equipment consists of the following at December 31, 1998 and 1997:

                                                                         1998                1997
                                                                      ------------        ------------
Land                                                                  $  2,398,489        $  2,673,295
Buildings and improvements                                               4,185,364           3,929,319
Outdoor advertising structures                                         100,950,797          95,018,461
Vehicles                                                                 3,436,538           2,931,049
Machinery and equipment                                                    739,698             724,939
Office equipment                                                         4,065,258           2,895,530
Construction in progress                                                 1,459,417             824,196
                                                                      ------------        ------------
                                                                       117,235,561         108,996,789
Less accumulated depreciation                                           63,885,413          57,906,612
                                                                      ------------        ------------
                                                                      $ 53,350,148        $ 51,090,177
                                                                      ============        ============

6. INTANGIBLE ASSETS

   Intangible assets consist of the following at December 31, 1998 and 1997:

                                                              1998               1997
                                                          -----------        -----------
Goodwill                                                  $ 7,582,597        $ 7,582,597
Noncompete agreements                                       2,425,500          2,425,500
Financing costs                                             5,170,270          5,304,128
                                                           15,178,367         15,312,225
                                                          -----------        -----------
Less accumulated amortization                               6,070,456          4,862,252
                                                          -----------        -----------
                                                          $ 9,107,911        $10,449,973
                                                          ===========        ===========

 7. ACCRUED EXPENSES AND OTHER LIABILITIES

    Accrued expenses and other liabilities consist of the following at December 31, 1998 and 1997:

                                                              1998             1997
                                                          -----------       ----------
Accrued insurance                                         $  391,872        $  432,141
Accrued payroll                                              205,236           690,619
Other                                                      1,986,501         1,550,745
                                                          ----------        ----------
                                                          $2,583,609        $2,673,505
                                                          ==========        ==========

 8. LONG-TERM DEBT

   Long-term debt at December 31, 1998 and 1997 consists of the following:

                                                                                  1998                  1997
                                                                              -------------         ------------
     10.75% senior notes due March 12, 2006
                                                                              $101,000,000          $105,000,000
      Revolving credit facilities due December 31, 2001                         31,727,500            30,033,750
                                                                              ------------          ------------
                                                                               132,727,500           135,033,750

     Less current installments                                                           0             4,000,000
                                                                              ------------          ------------
     Long-term debt, less current installments                                $132,727,500          $131,033,750
                                                                              ============          ============

On March 12, 1996, the Company completed a refinancing (the "Refinancing") of its outstanding debt. Pursuant to the Refinancing, substantially all of the partnership's existing debt was repaid, $105 million of 10.75% senior notes due 2006 (the "Senior Notes") were issued, and a credit agreement (the "Credit Agreement") was executed which provided for a revolving credit facility with total availability of $15 million. On December 2, 1996, the Credit Agreement was amended and restated to increase the availability on the revolving credit facility from $15 million to $35 million for a fee of $387,500. On March 31, 1998, the Company entered into an additional $3 million senior unsecured credit facility to increase the line of credit to $38 million. In September 1998, proceeds from the senior unsecured facility were used to purchase $4 million of the Company's Senior Notes on the open market at 105% of principal plus accrued interest. As a result of the redemption, the Company recognized an extraordinary loss of $329,778, which represented the redemption premium plus recognition of a proportionate share of the associated deferred financing fees. In November 1998, the senior unsecured credit facility was increased to $8 million.

Borrowings under the Credit Agreement bear interest at a rate equal to, at the option of the Company, either (i) the base rate (which is defined as the higher of the prime rate or the federal funds rate plus 0.5% or (ii) LIBOR, in each case plus an applicable margin, as defined, determined by reference to the ratio of total debt to cash flow of the Company. At December 31, 1998, the weighted-average interest rate was 8.8% on outstanding borrowings, respectively.

The obligations of the Company under the Credit Agreement are secured primarily by a first priority pledge of the stock of Adams Outdoor Advertising, Inc., the corporate general partner, a first priority pledge of the Company interests, and a first priority lien on all the assets of the Company, with the exception of certain real estate assets which are subject to a negative pledge.

The Credit Agreement contains, among other things, covenants restricting the ability of the Company to dispose of assets, make distributions to its partners, create liens, make capital expenditures, make certain investments or acquisitions, enter into transactions with affiliates, and otherwise restrict certain activities. The Credit Agreement also contains financial covenants related to minimum interest coverage, maximum leverage ratio, and a minimum fixed-charge coverage ratio.

The 10.75% senior notes due 2006 were issued under an indenture dated March 12, 1996 (the "Indenture") among the Company and the trustee of the Notes. The Notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all existing and future senior indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company that by its terms is subordinated in right of payment to the Notes. The Notes are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness.

The Notes mature on March 15, 2006 and bear interest at an annual rate of 10.75% from the date of issuance until maturity. Interest is payable semiannually in arrears on March 15 and September 15 to holders of record of the Notes.

The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2001 at the following redemption prices (expressed as a percentage of principal amount), together, in each case, with accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on March 15 of each year as listed below:

               Year:
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

At December 31, 1998, the fair value of the Company's long-term debt based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar remaining maturities was approximately $140.3 million.

   Annual minimum maturities of long-term debt based upon amounts outstanding at December 31, 1998 are as follows:

               1999                        $          0
               2000                           2,000,000
               2001                          29,727,500
               2002                                   0
               2003                                   0
               Thereafter                   101,000,000
                                           ------------
                                           $132,727,500
                                           ============

9.  EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) plan deferred savings and profit-sharing plan. Employees must be at least age 21 and have completed one year of service to participate in the plan. Employees may contribute up to 10% of their salaries, and the Company matches employee contributions at the rate of 50% up to 6% of the employee's salary. The Company's contributions to the plan were approximately $240,000, $188,000, and $166,000 in the years ended December 31, 1998, 1997, and 1996, respectively.

10. DEFERRED COMPENSATION BENEFITS

    PHANTOM STOCK AGREEMENTS

    The Company has deferred compensation benefits referred to as phantom stock agreements with certain management personnel. The compensation is calculated using a multiple of the operating profit of a division or the Company for the year ending immediately prior to the determination date over the base cost, which is the assigned value of the division or the Company, at the date of the agreement's execution. The agreements provide for three equal annual payments to the participants on the determination date, which is defined as termination, death, disability, the sale of the Company, or the fifth anniversary of the agreement's execution. The Company incurred deferred compensation expense related to these agreements of $4,098,014, $698,376, and $1,136,031 for the years ended December 31, 1998, 1997, and
    1996, respectively.

    NONQUALIFIED RETIREMENT PLANS

    The Company also maintains certain nonqualified retirement plans (the "Plans") to provide deferred compensation benefits for certain members of management. The Company has established trusts (the "Trusts") for contributions to provide sources of funds for liabilities under the Plans. The Trusts are revocable and constitute unfunded arrangements as their assets are subject to the claims of the Company's creditors in the event of insolvency, until such time as the obligations have been paid to plan participants in accordance with the Plans. Earnings of the trusts are allocated proportionately to participant accounts. During the years ended December 31, 1998, 1997, and 1996, the Company recorded deferred compensation expense of $217,501, $202,500, and $315,000 respectively, to these plans.

11. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASE COMMITMENTS

    The Company leases real estate to erect signs in commercial and industrial areas along traffic routes in cities or close to populated urban areas. The partnership also leases certain vehicles used in its operations. These leases have terms ranging from one to ten years.

    Approximate future minimum lease payments under noncancelable operating leases with terms in excess of one year at December 31, 1998 are as follows:

               1999                   $   4,404,357
               2000                       3,372,665
               2001                       2,597,828
               2002                       2,127,747
               2003                       3,169,800
               Thereafter                17,789,695
                                        -----------
                                        $33,462,092
                                        ===========

    Rent expense incurred under operating leases aggregated approximately $7,315,000 $7,735,000, and $6,042,000 for the years ended December 31, 1998,
    1997, and 1996, respectively.

    ZONING REGULATIONS

    In 1988, the city of Charlotte, North Carolina, adopted a comprehensive sign ordinance prohibiting the construction of virtually all new, off-premise outdoor advertising signs within the city limits and mandating that all nonconforming signs either be brought into compliance or be removed by February 1, 1998 at the owner's expense without payment of compensation. Through March 1998, the Company had received a total of 307 notices of violation ("NOVs"). The Company does not anticipate receiving any additional NOVs at this time. In 1988, the Company filed a lawsuit in the Superior Court of Mecklenburg County, North Carolina, challenging the constitutionality of the Charlotte sign ordinance. In 1998 the case was settled, and approximately 160 of the billboards in question must be removed at the Company's expense by December 5, 2002. This will result in a material adverse impact on the gross revenues and cash flow attributable to the Charlotte market, but, in the opinion of management, not on the financial condition of the Company as a whole.

    In other localities in which the Company operates, outdoor advertising is subject to restrictive and, in some cases, prohibitive, zoning regulations. Management expects federal, state, and local regulations to continue to be a significant factor in the operation of the Company's business.

    LITIGATION

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

    CONCENTRATION OF RISKS

    Approximately 10.3%, 10.5%, and 12.5% of the Company's net revenues for the years ended December 31, 1998, 1997, and 1996, respectively, were attributable to the tobacco products industry. In November 1998, the major U.S. tobacco companies (the "Tobacco Companies") reached an out of court settlement (the "Agreement") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico and four other U.S. territories (the "Settling States"). The remaining four states had already reached similar settlements with the Tobacco Companies. The Agreement calls for the removal of tobacco advertising from out-of-home media, including billboards, along with signs and placards in arenas, stadiums, shopping malls and video game arcades by April 23, 1999. Additionally, the Agreement provides that, at the Settling States' option, the Tobacco Companies must, at their expense, substitute for tobacco advertising alternative advertising which discourages youth smoking. That alternative advertising must remain in place for the duration of the Tobacco Companies' out-of-home media advertising contracts which existed as of the date of the Agreement.

    The elimination of tobacco advertising as called for by the Agreement will cause a reduction in direct revenues from Tobacco Companies and may simultaneously increase the available space on the existing inventory of billboards in the outdoor advertising industry. Although the extent of the future impact on operations is not known, the Company has been successful thus far in replacing tobacco advertising in its Minneapolis market where settlement was reached prior to the Agreement. While this is positive, the Company can give no assurance that the further cutbacks in tobacco advertising during 1999 will not have an adverse effect on operations for 1999 or beyond.

12. SUPPLEMENTAL CASH FLOW INFORMATION

    The following summarizes supplemental cash paid and noncash activities for the years ended December 31, 1998, 1997, and 1996:

                                                                   1998               1997               1996
                                                               ------------       ------------       ------------
Supplemental disclosure of cash paid during the year
 for interest                                                   $14,367,555        $13,639,516         $9,095,866
                                                               ------------       ------------       ------------


13. ACQUISITIONS

    During 1996, the Company completed acquisitions of two outdoor advertising operations. Both acquisitions were accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based on their fair values at the dates of acquisition. Both acquisitions were funded through borrowings.

    On October 25, 1996, the Company executed a purchase agreement for the Northeast Pennsylvania division ("NEPA") by acquiring all of the outstanding shares of PA Outdoor, Inc., for $6,765,000 in cash, and by acquiring selected assets and liabilities of Matthew Outdoor Advertising Acquisition Co., L.P. for $1,450,000 in cash. The Company also paid $100,000 for noncompete agreements which were amortized over two years, and incurred $243,000 in transaction costs.

    On November 18, 1996, the Company acquired selected assets and liabilities of Morgan Newsome Monroe, Inc. ("MNM") for $14,029,000 in cash. The Company also paid $1,650,000 for noncompete agreements which were amortized over three years, and incurred $64,000 in transaction costs.

    The net purchase price of the acquisitions was allocated as follows:

                                                     NEPA               MNM
                                                 ----------        -----------
Working capital                                  $  158,000        $   629,000
Property, plant, and equipment                    8,300,000         13,464,000
Other assets                                        100,000          1,650,000
                                                 ----------        -----------
Purchase price                                   $8,558,000        $15,743,000
                                                 ----------        -----------

    The following unaudited pro forma information presents a summary of the results of operations of the Company, NEPA, and MNM as if the acquisitions had occurred at the beginning of 1996, with pro forma adjustments to give effect to additional depreciation based on the fair market value of the property, plant, and equipment acquired; interest expense on acquisition debt; and the amortization of intangibles arising from the transactions. The pro forma financial information is not necessarily indicative of the results of operations as they would have resulted if the transactions had been effected on the assumed dates.

                                                           YEAR ENDED
                                                           DECEMBER 31,
                                                              1996
                                                           ------------
                                                           (Unaudited)
Net outdoor advertising revenue                            $53,342,000
                                                           -----------
Operating income                                           $14,843,000
                                                           -----------
Net loss                                                   $  (462,000)
                                                           -----------

14. DISPOSAL OF EQUIPMENT

    In June 1996, the Company invested $662,098 in assets to provide in-store advertising equipment. These assets were utilized from June through December 1996, resulting in $179,864 in operating expenses in excess of revenue. In December 1996, management determined that the asset value had been impaired and approved a plan of disposal to be completed in January 1997. A loss equal to the carrying value of the assets of $662,098 was recognized in 1996 and has been included in the consolidated statement of operations as loss on disposal of property and equipment, net.

                                 EXHIBIT INDEX



Exhibit No.           Description
-----------           -----------
     3.1              Articles of Incorporation of Adams Outdoor Advertising, Inc. ("AOAI") incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No.
                      333-03338) (the "Form S-4")
     3.2              By-laws of AOAI incorporated by reference to Exhibit 3.2 to the Form S-4
     3.3              Limited Partnership Agreement of Adams Outdoor Advertising Limited Partnership (the
                      "Company") incorporated by reference to Exhibit 3.3 to the Form S-4
     4.1              Indenture dated as of March 12, 1996 among the Company, AOAI and United States Trust
                      Company, as Trustee (the "Indenture") incorporated by reference to Exhibit 4.1 to the Form
                      S-4
     4.2              Form of Note incorporated by reference to Exhibit 4.3 to the Form S-4
    10.1              Securities Purchase Agreement dated as of March 12, 1996 by and among the Company, AOAI and the Initial Purchaser referred to therein incorporated by reference to Exhibit 10.1 to the
                      Form S-4
    10.2              Employment Agreement between AOAI and Stephen Adams incorporated by reference to Exhibit
                      10.2 to the Form S-4
    10.3              Agreement between Kevin Gleason and the Company
    10.4              Phantom Stock Agreement between the Company and Abe Levine incorporated by reference to
                      Exhibit 10.4 to the Form S-4
    10.5              Nonqualified Retirement Plan for Key Employees incorporated by reference to Exhibit 10.5 to the Form S-4
    10.6              Amended and Restated Credit Agreement dated December 2, 1996 incorporated by reference to
                      Exhibit 10.6 to the Form S-4
    10.7              Phantom Stock Agreement between the Company and Kevin Gleason
    24                Powers of Attorney
    27                Financial Data Schedule