Form 10-Q
period 1999-03-31
ADAMS OUTDOOR ADVERTISING LTD PARTNERSHIP; ADAMS OUTDOOR ADVERTISING INC
filed 1999-05-06
CIK 1011976, 1011977

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                               ----------------

                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                        For the quarterly period ended
                                March 31, 1999

                               ----------------

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

                               ----------------

                         Commission File No. 333-3338

               Minnesota                             41-1540241
     (State or other jurisdiction                   (IRS Employer
   of incorporation or organization)             Identification No.)

                               ----------------

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES [X]   NO [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (Applicable only to Adams Outdoor Advertising, Inc.)

         Class                       Outstanding as of May 5, 1999
         -----                       -----------------------------
         Common Stock, $.001 par
          value.....................            10,000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                        ADAMS OUTDOOR ADVERTISING, INC.

                  Securities and Exchange Commission Form 10-Q
                   for the First Quarter Ended March 31, 1999

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Balance Sheets of Adams Outdoor Advertising Limited
     Partnership as of
     March 31, 1999 (unaudited) and December 31, 1998...................    1
    Consolidated Statements of Operations of Adams Outdoor Advertising
     Limited Partnership for the Quarters Ended March 31, 1999 and 1998
     (unaudited)........................................................    2
    Consolidated Statements of Cash Flows of Adams Outdoor Advertising
     Limited Partnership for the Quarters Ended March 31, 1999 and 1998
     (unaudited)........................................................    3
    Notes to Interim Consolidated Financial Statements of Adams Outdoor
     Advertising Limited Partnership (unaudited)........................    4
    Balance Sheets of Adams Outdoor Advertising, Inc. as of March 31,
     1999 (unaudited) and December 31, 1998.............................    5
    Statements of Operations of Adams Outdoor Advertising, Inc. for the
     Quarters Ended March 31, 1999 and 1998 (unaudited).................    6
    Statements of Cash Flows of Adams Outdoor Advertising, Inc. for the
     Quarters Ended March 31, 1999 and 1998 (unaudited).................    7
    Notes to Interim Financial Statements of Adams Outdoor Advertising,
     Inc. (unaudited)...................................................    8
  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations............................................    9

PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................................  14
  Item 2. Changes in Securities.............................................  14
  Item 3. Defaults Upon Senior Securities...................................  14
  Item 4. Submission of Matters to a Vote of Security Holders...............  14
  Item 5. Other Information.................................................  14
  Item 6. Exhibits and Reports on Form 8-K..................................  14
SIGNATURES..................................................................  15

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                         March 31,  December 31,
                                                           1999         1998
                        ASSETS                          ----------- ------------
                                                        (unaudited)
Current assets:
  Cash and cash equivalents............................  $  2,389     $  1,687
  Investments..........................................     2,511        1,879
  Accounts receivable, less allowance for doubtful
   accounts of $766 and $648 at March 31, 1999 and
   December 31, 1998, respectively.....................     8,491        8,424
  Receivables from related parties.....................       191          129
  Inventories..........................................        46           69
  Prepaid rent.........................................     2,958        2,826
  Prepaid expenses.....................................       777          647
                                                         --------     --------
    Total current assets...............................    17,363       15,661

Property, plant and equipment, net.....................    53,477       53,350
Intangible assets, net.................................     8,775        9,108
Other assets...........................................        74           74
                                                         --------     --------
                                                         $ 79,689     $ 78,193
                                                         ========     ========

           LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Accounts payable.....................................  $    516     $    558
  Interest payable.....................................       919        3,606
  Accrued expenses and other liabilities...............     2,630        2,583
  Deferred compensation................................     1,412        4,108
                                                         --------     --------
    Total current liabilities..........................     5,477       10,855

Long-term debt, less current installments..............   139,440      132,728
Deferred compensation..................................     3,904        4,057
                                                         --------     --------
    Total liabilities..................................   148,821      147,640

Commitments and contingencies

Partners' deficit:
  General partners' deficit............................   (67,829)     (67,829)
  Limited partners' deficit............................    (1,303)      (1,618)
                                                         --------     --------
    Total partners' deficit............................   (69,132)     (69,447)
                                                         --------     --------
                                                         $ 79,689     $ 78,193
                                                         ========     ========

 See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                             (Dollars in Thousands)

                                                               Quarter Ended
                                                                 March 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                                                                (Unaudited)
Gross Revenues............................................... $16,552  $15,742
  Less agency commissions....................................   1,503    1,527
                                                              -------  -------
    Net outdoor advertising revenue..........................  15,049   14,215

Operating expenses:
  Direct advertising expenses................................   7,967    7,468
  Corporate general and administrative.......................     594    1,004
  Depreciation and amortization..............................   1,857    2,063
  Deferred compensation......................................     360      128
                                                              -------  -------
    Total operating expenses.................................  10,778   10,663
                                                              -------  -------
    Operating income.........................................   4,271    3,552
                                                              -------  -------

Other expenses (income):
  Interest expense...........................................   3,445    3,644
  Interest expense--related parties..........................       0        8
  Other expense (income), net................................      12       (5)
  (Gain) loss on disposals of property, plant and equipment,
   net.......................................................      (1)       4
                                                              -------  -------
    Total other expenses.....................................   3,456    3,651
                                                              -------  -------
    Net income (loss)........................................ $   815  $   (99)
                                                              =======  =======


       See accompanying notes to unaudited interim financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                               Quarter Ended
                                                                 March 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                                                                (Unaudited)
Cash flows from operating activities:
  Net income (loss).......................................... $   815  $   (99)
  Adjustments to reconcile net income to cash used in
   operating activities:
    Depreciation.............................................   1,659    1,853
    Amortization of intangible assets........................     333      343
    Deferred compensation expense............................     360      366
    Payments of Deferred Compensation........................  (3,557)    (300)
    Barter income............................................     (82)     (22)
    (Gain) loss on disposals of property, plant and
     equipment, net..........................................      (1)       4
    Purchases of investments.................................    (380)    (523)
    Changes in assets and liabilities:
      Accounts receivable, net...............................    (129)    (636)
      Inventories............................................      23       29
      Prepaid rent and other prepaid expenses................    (262)    (204)
      Other assets...........................................      --        9
      Accounts payable and accrued expenses..................     101       71
      Interest payable.......................................  (2,687)  (2,903)
      Other liabilities--long term...........................      --     (327)
                                                              -------  -------
        Net cash used in operating activities................  (3,807)  (2,339)

Cash flows from investing activities:
  Additions to property, plant and equipment.................  (1,711)  (1,481)
  Proceeds from sales of property, plant and equipment.......       8       --
                                                              -------  -------
        Net cash used in investing activities................  (1,703)  (1,481)

Cash flows from financing activities:
  Debt financing costs.......................................      --      (37)
  Payments on long-term debt.................................  (2,700)  (2,494)
  Advances on revolving line of credit.......................   9,412    6,744
  Distributions to partners..................................    (500)      --
                                                              -------  -------
        Net cash provided by financing activities............   6,212    4,213
                                                              -------  -------
Net increase in cash and cash equivalents....................     702      393
Cash and cash equivalents at beginning of period.............   1,687    3,121
                                                              -------  -------
Cash and cash equivalents at end of period................... $ 2,389  $ 3,514
                                                              =======  =======

 See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1999

                                  (UNAUDITED)

(1) Basis of Presentation

  The accompanying unaudited consolidated financial statements included herein have been prepared by Adams Outdoor Advertising Limited Partnership (the "Company") in accordance with the instructions for Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consist of normal recurring accruals, which are necessary for a fair presentation of the information for the periods described. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the Company's 1998 Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

                        ADAMS OUTDOOR ADVERTISING, INC.

                                 BALANCE SHEETS

                                                         March 31, December 31,
                                                           1999        1998
                         ASSETS                          --------- ------------
                                                              (Unaudited)
Investment..............................................   $  40      $  40
                                                           =====      =====

                  STOCKHOLDER'S EQUITY
Preferred stock, $0.001 par value
 Authorized 800,000 shares; no shares issued and
 outstanding............................................   $  --      $  --
Common stock, $0.001 par value
 Authorized 200,000 shares; 10,000 shares issued and
 outstanding............................................     100        100
Additional paid-in capital..............................     900        900
Common stock subscribed.................................    (960)      (960)
                                                           -----      -----
                                                           $  40      $  40
                                                           =====      =====



       See accompanying notes to unaudited interim financial statements.

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF OPERATIONS

                                                                  Quarter Ended
                                                                    March 31,
                                                                  --------------
                                                                   1999    1998
                                                                  ------  ------
                                                                   (Unaudited)
Revenues......................................................... $   --  $   --
Expenses.........................................................     --      --
                                                                  ------  ------

Net income (loss)................................................ $   --  $   --
                                                                  ======  ======



       See accompanying notes to unaudited interim financial statements.

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF CASH FLOWS

                                                               Quarters Ended
                                                                  March 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
                                                                 (Unaudited)
Cash flows from operating activities.......................... $    --  $    --
Cash flows from investing activities..........................      --       --
Cash flows from financing activities..........................      --       --
                                                               -------  -------

  Net change in cash..........................................      --       --
Cash at beginning of period...................................      --       --
                                                               -------  -------

Cash at end of period......................................... $    --  $    --
                                                               =======  =======



       See accompanying notes to unaudited interim financial statements.

                        ADAMS OUTDOOR ADVERTISING, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                                March 31, 1999

                                  (Unaudited)

(1) Basis of Presentation

  The accompanying unaudited financial statements included herein have been prepared by Adams Outdoor Advertising, Inc. ("AOAI") in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. All adjustments consist of normal recurring accruals, which are necessary for a fair presentation of the information for the periods described. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations. Although AOAI believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with AOAI's 1998 Annual Report on Form 10-K.

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

  Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include forward-looking terminology such as "believes," "anticipates," "expects," "would," "estimate," "continue," or the negative thereof or variations thereon or comparable terminology. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such forward-looking statements. Other factors that could effect such results, performance or achievement are set forth in "Risk Factors" in Amendment No. 3 to the Company's Registration Statement on Form S-4 (Registration No. 33303338) as updated by the Company's Annual Report on Form 10-K for the year ended December 31, 1998 including those risks to the Company presented by financial leverage, government regulation with respect to zoning, restrictions on outdoor advertising by the tobacco industry, competition and general economic conditions.

Results of Operations

 Quarter Ended March 31, 1999 Compared With Quarter Ended March 31, 1998

  Net revenues (gross revenues net of agency commissions) for the quarter ended March 31, 1999 of $15.0 million increased by 5.9% from $14.2 million for the comparable period in 1998. This increase resulted from higher advertising rates and an increase in the number of displays sold.

  Direct advertising expenses for the quarter ended March 31, 1999 of $8.0 million increased by 6.7% from $7.5 million for the comparable period in 1998. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

  Corporate, general and administrative expenses for the quarter ended March 31, 1999 of $594,000 decreased by 40.8% from $1.0 million for the comparable period in 1998. This decrease was attributable to a decrease in professional fees, travel expenses and costs associated with the new Company logo and identification project.

  Depreciation and amortization for the quarter ended March 31, 1999 of $1.9 million decreased by 10.0% from $2.1 million for the comparable period in 1998. Depreciation expense decreased due to structures which became fully depreciated at the end of 1998.

  Deferred compensation expense for the quarter ended March 31, 1999 of $360,000 increased significantly from $128,000 for the comparable period in 1998 primarily due to increased Operating Profit and vesting and the reinstatement of the CEO into the plan.

  Interest expense for the quarter ended March 31, 1999 of $3.4 million decreased by 5.7% from $3.7 million for the first quarter of 1998. For the quarters ended March 31, 1999 and March 31, 1998, the effective interest rates were 9.8% and 10.3%, respectively, on average outstanding balances of $135.8 million and $136.7 million, respectively.

  Net income for the quarter ended March 31, 1999 increased to $815,000 from a net loss of $99,000 for the comparable period in 1998 as a result of the items discussed above.

  Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the quarter ended March 31, 1999 of $6.5 million increased by 13.0% from $5.7 million for the comparable period in 1998.

Liquidity and Capital Resources

  In 1996 the Company, together with its managing general partner, AOAI placed $105,000,000 of their 10 3/4% Senior Notes due 2006 issued under an indenture (the "Indenture") and entered into a Credit Facility (the "Credit Facility"). As part of the Refinancing, substantially all of the Company's outstanding debt was refinanced. As a result of the Refinancing, the average maturities of the Company's debt were extended to 2006.

  Historically, the Company's cash needs have arisen from operating expenses (primarily direct advertising expenses and corporate general and administrative expenses), debt service, capital expenditures and deferred compensation payments under phantom stock agreements. As a result of the Refinancing, the Company's interest expense has increased due to the higher weighted average interest rate.

  The Company's primary sources of cash are net cash generated from operating activities and borrowings under the Credit Facility. The Company's net cash used in operations increased by 62.8% to $3.8 million for the quarter ended March 31, 1999 from $2.3 million for the quarter ended March 31, 1998.

  The Company expects that its capital expenditures during 1999 will be approximately $6.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company made capital expenditures of $1.7 million during the quarter ended March 31, 1999 compared to $1.5 million during the quarter ended March 31, 1998.

  At March 31, 1999 and December 31, 1998, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $2.8 million and $6.3 million, respectively, in the aggregate. The Credit Facility and the Indenture permit the payment of the deferred compensation when due, subject to certain annual limitations. Such payments are scheduled to be paid during the 1998 through 2002 period. During the quarter ended March 31, 1999, payments of deferred compensation totaled $3.6 million.

  The Company has revolving credit facilities of up to $43.0 million, $35 million secured and $8 million unsecured. At March 31, 1999, the outstanding borrowings were $38.4 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the secured credit facility. The agreement governing the secured credit facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

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

Date: May 5, 1999                         ADAMS OUTDOOR ADVERTISING
                                          LIMITED PARTNERSHIP

                                          By Adams Outdoor Advertising, Inc.
                                           Its General Partner


                                                  /s/ J. Kevin Gleason
                                          By:__________________________________
                                                    J. Kevin Gleason
                                              President and Chief Executive
                                                         Officer

                                                  /s/  Abe Levine
                                          By:__________________________________
                                                       Abe Levine
                                                 Chief Financial Officer
                                           (Principal Financial and Accounting
                                                        Officer)

                                          ADAMS OUTDOOR ADVERTISING, INC.


                                                  /s/ J. Kevin Gleason
                                          By:__________________________________
                                                    J. Kevin Gleason
                                              President and Chief Executive
                                                         Officer

                                                  /s/  Abe Levine
                                          By:__________________________________
                                                       Abe Levine
                                                 Chief Financial Officer
                                           (Principal Financial and Accounting
                                                        Officer)