Form 10-Q
period 1999-06-30
ADAMS OUTDOOR ADVERTISING LTD PARTNERSHIP; ADAMS OUTDOOR ADVERTISING INC
filed 1999-08-13
CIK 1011976, 1011977

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                                 June 30, 1999

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

Class                Outstanding as of August 12, 1999
-----                ---------------------------------
Common Stock,
$.001 par value      10,000

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                        ADAMS OUTDOOR ADVERTISING, INC.

                 Securities and Exchange Commission Form 10-Q
                  for the Second Quarter Ended June 30, 1999

                                   INDEX

                                                                                          Page Number
                                                                                          -----------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets of Adams Outdoor
          Advertising Limited Partnership as of
          June 30, 1999 (unaudited) and December 31, 1998............................          1

          Consolidated Statements of Operations of
          Adams Outdoor Advertising Limited Partnership
          for the quarters and six months ended June 30, 1999
          and 1998 (unaudited).......................................................          2

          Consolidated Statements of Cash Flows of
          Adams Outdoor Advertising Limited Partnership
          for the six months ended June 30, 1999
          and 1998 (unaudited).......................................................          3

          Notes to Interim Consolidated Financial Statements of
          Adams Outdoor Advertising Limited Partnership (unaudited)..................          4

          Balance Sheets of Adams Outdoor
          Advertising, Inc. as of June 30, 1999 (unaudited)
          and December 31, 1998......................................................          5

          Statements of Operations of
          Adams Outdoor Advertising, Inc. for the quarters and
          six months ended June 30, 1999 and 1998 (unaudited)........................          6

          Statements of Cash Flows of
          Adams Outdoor Advertising, Inc. for the
          six months ended June 30, 1999 and 1998 (unaudited)........................          7

          Notes to Interim Financial Statements of
          Adams Outdoor Advertising, Inc. (unaudited)................................          8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................................          9

PART II. OTHER INFORMATION
     Item 1. Legal Proceedings.......................................................         15
     Item 2. Changes in Securities...................................................         15
     Item 3. Defaults Upon Senior Securities.........................................         15
     Item 4. Submission of Matters to a Vote of Security Holders.....................         15
     Item 5. Other Information.......................................................         15
     Item 6. Exhibits and Reports on Form 8-K........................................         15

SIGNATURES...........................................................................         16

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                            June 30,
                                                                                              1999                 December 31,
                                               ASSETS                                      (unaudited)                1998
                                                                                        -----------------          -------------
Current assets:
   Cash and cash equivalents                                                              $         3,039          $       1,687
   Investments                                                                                      2,569                  1,879
   Accounts receivable, less allowance for doubtful accounts of
     $895 and $648 at June 30, 1999 and December 31, 1998,
     respectively                                                                                   9,992                  8,424
   Receivables from related parties                                                                    59                    129
   Inventories                                                                                         73                     69
   Prepaid rent                                                                                     3,084                  2,826
   Prepaid expenses                                                                                   725                    647
                                                                                        -----------------          -------------

     Total current assets                                                                          19,541                 15,661

Property, plant and equipment, net                                                                 54,907                 53,350
Intangible assets, net                                                                              8,539                  9,108
Other assets                                                                                           76                     74
                                                                                        -----------------          -------------

                                                                                          $        83,063          $      78,193
                                                                                        =================          =============

                                                LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
   Accounts payable                                                                       $           598          $         558
   Interest payable                                                                                 3,439                  3,606
   Accrued expenses and other liabilities                                                           2,513                  2,583
   Deferred compensation                                                                              738                  4,108
                                                                                        -----------------          -------------

     Total current liabilities                                                                      7,288                 10,855

Long-term debt, less current installments                                                         123,900                132,728
Advances from AOA Holding, Inc.                                                                    16,105                      0
Deferred compensation                                                                               5,119                  4,057
                                                                                        -----------------          -------------

     Total liabilities                                                                            152,412                147,640

Commitments and contingencies

Partners' deficit:
   General partners' deficit                                                                      (67,829)               (67,829)
   Limited partners' deficit                                                                       (1,520)                (1,618)
                                                                                        -----------------          -------------

     Total partners' deficit                                                                      (69,349)               (69,447)
                                                                                        -----------------          -------------

                                                                                          $        83,063          $      78,193
                                                                                        =================          =============

See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                       Quarter Ended                                 Six Months Ended
                                                         June 30,                                       June 30,
                                                1999                 1998                      1999                  1998
                                          -----------------   -----------------       ------------------   ------------------
Gross Revenues                                     $ 19,374            $ 18,622                 $ 35,926             $ 34,364
   Less agency commissions                            1,761               1,866                    3,264                3,393
                                          -----------------   -----------------       ------------------   ------------------

     Net outdoor advertising revenue                 17,613              16,756                   32,662               30,971

Operating expenses:
   Direct advertising expenses                        8,308               7,898                   16,275               15,367
   Corporate general and administrative                 704               1,105                    1,298                2,109
   Depreciation and amortization                      1,892               2,070                    3,749                4,133
   Deferred compensation                                510                 203                      870                  331
                                          -----------------   -----------------       ------------------   ------------------

     Total operating expenses                        11,414              11,276                   22,192               21,940
                                          -----------------   -----------------       ------------------   ------------------

     Operating income                                 6,199               5,480                   10,470                9,031
                                          -----------------   -----------------       ------------------   ------------------

Other expenses (income):
   Interest expense                                   3,420               3,646                    6,865                7,291
   Interest expense - related parties                     0                   6                        0                   14
   Payments to partners                               2,500                   0                    2,500                    0
   Other (income) expenses, net                         (26)                 68                      (14)                  62
   Loss on disposals of property, plant
     and equipment, net                                  22                  15                       21                   19
                                          -----------------   -----------------       ------------------   ------------------

     Total other expenses                             5,916               3,735                    9,372                7,386
                                          -----------------   -----------------       ------------------   ------------------

     Net income                                    $    283            $  1,745                 $  1,098             $  1,645
                                          =================   =================       ==================   ==================

See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                              (Dollars in Thousands)


                                                                                         Six Months Ended
                                                                                            June 30,
                                                                                1999                       1998
                                                                         -------------------         -----------------
Cash flows from operating activities:
   Net Income                                                                        $ 1,098                   $ 1,645
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation                                                                    3,354                     3,713
       Amortization of intangible assets                                                 668                       687
       Deferred compensation expense                                                     870                       712
       Payments of deferred compensation                                              (3,678)                   (1,092)
       Barter income                                                                     (55)                     (141)
       Loss on disposals of property, plant and
         equipment, net                                                                   21                        19
       Purchases of investments                                                         (380)                     (571)

       Changes in assets and liabilities:
         Increase in accounts receivable, net                                         (1,527)                   (1,966)
         (Increase) decrease in inventories                                               (4)                       23
         Increase in prepaid rent and other prepaid expenses                            (336)                     (354)
         (Increase) decrease in other assets                                              (2)                        3
         Increase (decrease) in accounts payable and accrued expenses                    160                        (5)
         Decrease in interest payable                                                   (167)                     (276)
         Decrease in other liabilities  - long term                                        0                       (75)
                                                                         -------------------         -----------------

           Net cash provided by operating activities                                      22                     2,322

Cash flows from investing activities:
               Additions to property, plant and equipment                             (4,856)                   (2,799)
               Proceeds from sale of property, plant
                  and equipment                                                            8                         1
                                                                         -------------------         -----------------

               Net cash used in investing activities                                  (4,848)                   (2,798)

Cash flows from financing activities:
               Debt financing costs                                                      (99)                      (81)
               Payments on revolving line of credit                                  (18,240)                   (4,844)
               Advances on revolving line of credit                                    9,412                     6,744
               Advances from parent company                                           16,105                         0
               Distributions to partners                                              (1,000)                     (518)
                                                                         -------------------         -----------------

                 Net cash provided by financing activities                             6,178                     1,301
                                                                         -------------------         -----------------


                  Net increase  in cash and cash equivalents                           1,352                       825

Cash and cash equivalents at beginning of period                                       1,687                     3,121
                                                                         -------------------         -----------------

Cash and cash equivalents at end of period                                           $ 3,039                   $ 3,946
                                                                         ===================         =================

See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared by Adams Outdoor Advertising Limited Partnership (the "Company") in accordance with the instructions for Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the information for the periods described, have been made. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the Company's 1998 Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

(2) Reorganization and Offering

In May 1999, the Partnerships' majority partner contributed his direct and indirect interests in the Company and Adams Outdoor Advertising Inc. to a newly formed Limited Liability Company, AOA Holding LLC ("AOA Holding".) Following the reorganization, AOA Holding and its 100% owned subsidiary AOA Capital Corp. issued $50 million of 10 3/8% Senior Notes due 2006. The net proceeds from the offering were used by AOA Holding to make a distribution to its sole member, to repay $13.5 million of indebtedness of the Company, and to make a $2.5 million payment to the minority limited partner. Amounts loaned to the Company are non-interest bearing and are reflected as Advances from AOA Holding LLC in the accompanying consolidated balance sheets.

In connection with the reorganization, the partnership agreement was amended to provide that the limited partnership interest of AOA Holding LLC become a "priority" interest whereby all limited partner distributions (other than permitted tax distributions) will be made only to AOA Holding until the notes are paid in full. In recognition of the change in the partnership agreement, the company paid to the minority limited partners approximately $2.5 million, which has been reflected as other expense in the accompanying consolidated statements of operations.

                        ADAMS OUTDOOR ADVERTISING, INC.

                                BALANCE SHEETS

                                                                                        June 30,
                                                                                          1999                 December 31,
                                  ASSETS                                               (Unaudited)                1998
                                                                                       -----------               -----
Investment.......................................................................         $  40                  $  40
                                                                                          ======                 ======
                             STOCKHOLDER'S EQUITY

Preferred stock, $0.001 par value
      Authorized 800,000 shares; no shares issued and outstanding................         $ ---                  $ ---
Common stock, $0.001 par value
      Authorized 200,000 shares; 10,000 shares issued and outstanding............           100                    100
Additional paid-in capital.......................................................           900                    900
Common stock subscribed..........................................................          <960>                  <960>
                                                                                          ------                 ------
                                                                                          $  40                  $  40
                                                                                          ======                 ======

       See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                   Quarter Ended         Six Months Ended
                                                                     June 30,                June 30,
                                                                   1999     1998         1999        1998
                                                                   ----     ----         ----        ----
Revenues....................................................     $ ---     $ ---        $ ---       $ ---
Expenses....................................................       ---       ---          ---         ---
                                                                 -------   ------       ------      ------
Net income (loss)...........................................     $ ---     $ ---        $ ---       $ ---
                                                                 =======   ======       ======      ======

       See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                             --------
                                                                                         1999        1998
                                                                                         ----        ----
Cash flows from operating activities............................................        $ ---       $ ---
Cash flows from investing activities............................................          ---         ---
Cash flows from financing activities............................................          ---         ---
                                                                                        ------      ------
      Net change in cash........................................................          ---         ---
Cash at beginning of period.....................................................          ---         ---
                                                                                        ------      ------
Cash at end of period...........................................................        $ ---       $ ---
                                                                                        ======      ======

       See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)
(1) Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared by Adams Outdoor Advertising, Inc. ("AOAI") in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flow in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the information for the periods described, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations. Although AOAI believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with AOAI's 1998 Annual Report on Form 10-K.

(2) Reorganization and Offering

In May 1999, the Partnerships' majority partner contributed his direct and indirect interests in the Company and Adams Outdoor Advertising Inc. to a newly formed Limited Liability Company, AOA Holding LLC ("AOA Holding".) Following the reorganization, AOA Holding and its 100% owned subsidiary AOA Capital Corp. issued $50 million of 10 3/8% Senior Notes due 2006. The net proceeds from the offering were used by AOA Holding to make a distribution to its sole member, to repay $13.5 million of indebtedness of the Company, and to make a $2.5 million payment to the minority limited partner. Amounts loaned to the Company are non-interest bearing and are reflected as Advances from AOA Holding LLC in the accompanying consolidated balance sheets.

In connection with the reorganization, the partnership agreement was amended to provide that the limited partnership interest of AOA Holding LLC become a "priority" interest whereby all limited partner distributions (other than permitted tax distributions) will be made only to AOA Holding until the notes are paid in full. In recognition of the change in the partnership agreement, the company paid to the minority limited partners approximately $2.5 million, which has been reflected as other expense in the accompanying consolidated statements of operations.

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

Results of Operations

Quarter Ended June 30, 1999 Compared With Quarter Ended June 30, 1998
---------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the quarter ended June 30, 1999 of $17.6 million increased by 5.1% from $16.8 million for the comparable period in 1998. This increase resulted from higher advertising rates and an increase in the number of displays sold.

Direct advertising expenses for the quarter ended June 30, 1999 of $8.3 million increased by 5.2% from $7.9 million for the comparable period in 1998. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

Corporate, general and administrative expenses for the quarter ended June 30, 1999 of $704,000 decreased by 36.3% from $1.1 million for the comparable period in 1998. This decrease was attributable to a decrease in professional fees, travel expenses and costs associated with the new Company logo and identification project in 1998.

Depreciation and amortization for the quarter ended June 30, 1999 of $1.9 million decreased by 8.6 % from $2.1 million for the comparable period in 1998. Depreciation expense decreased due to structures which became fully depreciated at the end of 1998.

Deferred compensation expense for the quarter ended June 30, 1999 of $510,000 increased significantly from $203,000 for the comparable period in 1998 primarily due to increased Operating Profit and vesting and the reinstatement of the CEO into the plan.

Interest expense for the quarter ended June 30, 1999 of $3.4 million decreased by 6.4% from $3.7 million for the second quarter of 1998. For the quarters ended June 30, 1999 and June 30, 1998, the effective interest rates were 10.2% on average outstanding balances of $129.4 million and $137.4 million, respectively.

Net income for the quarter ended June 30, 1999 decreased to $283,000 from $1.7 million for the comparable period in 1998 as a result of the items discussed above.

Results of Operations

Six Months Ended June 30, 1999 Compared With Six Months Ended June 30, 1998
---------------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the six months ended June 30, 1999 of $32.7 million increased by 5.5% from $31.0 million for the comparable period in 1998. This increase resulted from higher advertising rates and an increase in the number of displays sold.

Direct advertising expenses for the six months ended June 30, 1999 of $16.3 million increased by 5.9% from $15.4 million for the comparable period in 1998. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

Corporate, general and administrative expenses for the six months ended June 30, 1999 of $1.3 million decreased by 38.5% from $2.1 million for the comparable period in 1998. This decrease was attributable to a decrease in professional fees, travel expenses and costs associated with the new Company logo and identification project in 1998.

Depreciation and amortization for the six months ended June 30, 1999 of $3.7 million decreased by 9.3 % from $4.1 million for the comparable period in 1998. Depreciation expense decreased due to structures which became fully depreciated at the end of 1998.

Deferred compensation expense for the six months ended June 30, 1999 of $870,000 increased significantly from $331,000 for the comparable period in 1998 primarily due to increased Operating Profit and vesting and the reinstatement of the CEO into the plan.

Interest expense for the six months ended June 30, 1999 of $6.9 million decreased by 6.0% from $7.3 million for the comparable period in 1998. For the six months ended June 30, 1999 and June 30, 1998, the effective interest rates were 10.0% and 10.3%, respectively, on average outstanding balances of $132.6 million and $137.1 million, respectively.

Net income for the six months ended June 30, 1999 decreased to $1.1 million from $1.7 million for the comparable period in 1998 as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the six months ended June 30, 1999 of $15.1 million increased by 11.8% from $13.5 million for the comparable period in 1998. Operating Cash Flow for the quarter ended June 30, 1999 of $8.6 million increased by 10.9% from $7.8 million for the comparable period in 1998.

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

The Company's primary sources of cash are net cash generated from operating activities and borrowings under the Credit Facility. The Company's net cash provided by operations decreased significantly to $22,000 for the six months ended June 30, 1999 from $2.3 million for the six months ended June 30, 1998.

The Company expects that its capital expenditures during 1999 will be approximately $6.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company made capital expenditures of $4.9 million during the six months ended June 30, 1999 compared to $2.8 million during the six months ended June 30, 1998.

At June 30, 1999 and December 31, 1998, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $3.3 million and $6.3 million, respectively, in the aggregate. The Credit Facility and the Indenture permit the payment of the deferred compensation when due, subject to certain annual limitations. Such payments are scheduled to be paid during the 1998 through 2002 period. During the six months ended June 30, 1999, payments of deferred compensation totaled $3.7 million.

The Company has revolving credit facilities of up to $43.0 million, $35 million secured and $8 million unsecured. At June 30, 1999, the outstanding borrowings were $22.9 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the secured credit facility. The agreement governing the secured credit facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

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

     In addition, the Company has communicated with others with whom it does significant business to determinet their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. The Company's principal suppliers are local power companies. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Certain power companies may experience problems supplying power to us. If that occurs, our only liability will be to issue immaterial illumination credits.

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

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - An Amendment to FASB Statement No. 133. This statement delayed effective date of SFAS No. 133 for one year and is effective for the company beginning January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain embedded in other contracts) be recorded in the balance sheet as either assets or liabilities measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not determined the timing or method of its adoption, however it is not expected that adoption will have a material impact on earnings.

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

Date: August 12, 1999            ADAMS OUTDOOR ADVERTISING
                                 LIMITED PARTNERSHIP

                                 By Adams Outdoor Advertising, Inc.
                                   Its General Partner


                                 By  /s/  J. Kevin Gleason
                                    ----------------------------
                                   J. Kevin Gleason
                                   President and Chief Executive Officer


                                 By  /s/ Abe Levine
                                    ----------------------------
                                   Abe Levine
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


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