Form 10-Q
period 1999-09-30
ADAMS OUTDOOR ADVERTISING LTD PARTNERSHIP; ADAMS OUTDOOR ADVERTISING INC
filed 1999-11-12
CIK 1011976, 1011977

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                              September 30, 1999

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

Class                Outstanding as of November 12, 1999
-----                -----------------------------------
Common Stock,
$.001 par value      10,000

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                        ADAMS OUTDOOR ADVERTISING, INC.

                 Securities and Exchange Commission Form 10-Q
                for the Third Quarter Ended September 30, 1999


                                 INDEX

                                                                    Page Number
                                                                    -----------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated  Balance Sheets of Adams Outdoor
           Advertising Limited Partnership as of
           September 30, 1999 (unaudited) and December 31, 1998.........  1

           Consolidated Statements of Operations of
           Adams Outdoor Advertising Limited Partnership
           for the quarters and nine months ended September 30, 1999
           and 1998 (unaudited).........................................  2

           Consolidated Statements of Cash Flows of
           Adams Outdoor Advertising Limited Partnership
           for the nine months ended September 30, 1999
           and 1998 (unaudited).........................................  3

           Notes to Interim Consolidated Financial Statements of
           Adams Outdoor Advertising Limited Partnership (unaudited)....  4

           Balance Sheets of Adams Outdoor
           Advertising, Inc. as of September 30, 1999 (unaudited)
           and December 31, 1998........................................  5

           Statements of Operations of
           Adams Outdoor Advertising, Inc. for the quarters and
           nine months ended September 30, 1999 and 1998 (unaudited)....  6

           Statements of Cash Flows of
           Adams Outdoor Advertising, Inc. for the
           nine months ended September 30, 1999 and 1998 (unaudited)....  7

           Notes to Interim Financial Statements of
           Adams Outdoor Advertising, Inc. (unaudited)..................  8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................  9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings....................................  15
     Item 2.  Changes in Securities................................  15
     Item 3.  Defaults Upon Senior Securities......................  15
     Item 4.  Submission of Matters to a Vote of Security Holders..  15
     Item 5.  Other Information....................................  15
     Item 6.  Exhibits and Reports on Form 8-K.....................  15

SIGNATURES.........................................................  16

                  ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      September 30,
                                                                                          1999                 December 31,
                             ASSETS                                                    (unaudited)                1998
                                                                                      -------------            ------------
Current assets:
   Cash and cash equivalents                                                            $  3,369                 $   1,687
   Investments                                                                             2,742                     1,879
   Accounts receivable,  less allowance for doubtful accounts of $1,136 and $648
     at September 30, 1999 and December 31, 1998, respectively                             9,985                     8,424
   Receivables from related parties                                                           72                       129
   Inventories                                                                                63                        69
   Prepaid rent                                                                            3,221                     2,826
   Prepaid expenses                                                                          774                       647
                                                                                        --------                 ---------
     Total current assets                                                                 20,226                    15,661

Property, plant and equipment, net                                                        55,901                    53,350
Intangible assets, net                                                                     8,198                     9,108
Other assets                                                                                 218                        74
                                                                                        --------                 ---------
                                                                                        $ 84,543                 $  78,193
                                                                                        ========                 =========

                        LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
   Accounts payable                                                                     $    625                 $     558
   Interest payable                                                                          740                     3,606
   Accrued expenses and other liabilities                                                  2,868                     2,583
   Deferred compensation                                                                     738                     4,108
                                                                                        --------                 ---------
     Total current liabilities                                                             4,971                    10,855

Long-term debt                                                                           126,297                   132,728
Advances from AOA Holding, Inc.                                                           14,183                         0
Deferred compensation                                                                      5,163                     4,057
                                                                                        --------                 ---------
     Total liabilities                                                                   150,614                   147,640

Commitments and contingencies

Partners' equity (deficit):
   General partners' deficit                                                             (67,829)                  (67,829)
   Limited partners' equity (deficit)                                                      1,758                    (1,618)
                                                                                        --------                 ---------
     Total partners' deficit                                                             (66,071)                  (69,447)
                                                                                        --------                 ---------

                                                                                        $ 84,543                 $  78,193
                                                                                        ========                 =========

See accompanying notes to unaudited interim consolidated financial statements.

                  ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                             (Dollars in Thousands)


                                                          Quarter Ended                   Nine Months Ended
                                                           September 30,                     September 30,
                                                      1999              1998             1999              1998
                                                   ----------       -----------       ---------        ---------
Gross Revenues                                       $ 20,226         $ 19,083         $ 56,152         $ 53,447
   Less agency commissions                              1,858            1,942            5,122            5,335
                                                     --------         --------         --------         --------

     Net outdoor advertising revenue                   18,368           17,141           51,030           48,112

Operating expenses:
   Direct advertising expenses                          8,499            8,226           24,774           23,593
   Corporate general and administrative                   946            1,067            2,244            3,177
   Depreciation and amortization                        1,403            2,084            5,152            6,217
   Deferred compensation                                  360              203            1,230              533
                                                     --------         --------         --------         --------
     Total operating expenses                          11,208           11,580           33,400           33,520
                                                     --------         --------         --------         --------
     Operating income                                   7,160            5,561           17,630           14,592
                                                     --------         --------         --------         --------

Other expenses (income):
   Interest expense                                     3,248            3,568           10,113           10,859
   Interest expense - related parties                       0                1                0               15
   Payments to partners                                     0                0            2,500                0
   Other expenses (income), net                             4               (6)             (10)              56
   (Gain) loss on disposals of property, plant
     and equipment, net                                   (63)              81              (42)             100
                                                     --------         --------         --------         --------
     Total other expenses                               3,189            3,644           12,561           11,030
                                                     --------         --------         --------         --------
     Income before extraordinary loss
       on early extinguishment of debt                  3,971            1,917            5,069            3,562

     Extraordinary loss on early extinguishment
     of debt                                             (194)            (330)            (194)            (330)
                                                     --------         --------         --------         --------

     Net income                                      $  3,777         $  1,587         $  4,875         $  3,232
                                                     ========         ========         ========         ========

See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                       1999                  1998
                                                                     --------              --------
Cash flows from operating activities:
   Net Income                                                        $  4,875              $  3,232
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation                                                     4,559                 5,587
       Amortization of intangible assets                                1,009                 1,020
       Deferred compensation expense                                    1,230                   533
       Payments of deferred compensation                               (4,044)               (1,262)
       Barter loss (income)                                                27                   (40)
       (Gain) loss on disposals of property, plant and
         equipment, net                                                   (42)                  100
       Purchases of investments                                          (598)                  (95)
       Extraordinary loss                                                 194                   330

       Changes in assets and liabilities:
         Increase in accounts receivable, net                          (1,504)               (1,841)
         Decrease in inventories                                            6                    20
         Increase in prepaid rent and other prepaid expenses             (522)                 (310)
         (Increase) decrease in other assets                             (144)                  223
         Increase in accounts payable and accrued expenses                527                    83
         Decrease in interest payable                                  (2,866)               (3,157)
         Decrease in other liabilities - long term                          -                     -
                                                                     --------              --------
           Net cash provided by operating activities                    2,707                 4,423

Cash flows from investing activities:
         Additions to property, plant and equipment                    (7,055)               (8,191)
         Proceeds from sale of property, plant
            and equipment                                                  71                   343
                                                                     --------              --------
           Net cash used in investing activities                       (6,984)               (7,848)

Cash flows from financing activities:
         Debt financing costs                                             (99)                  (68)
         Debt premium                                                    (194)                    -
         Payments on revolving line of credit                         (27,119)              (15,944)
         Advances on revolving line of credit                          20,688                19,910
         Advances from parent company, net                             14,183                     -
         Premium on Senior Notes redemption                                 -                  (198)
         Distributions to partners                                     (1,500)                 (546)
                                                                     --------              --------
         Net cash provided by financing activities                      5,959                 3,154
                                                                     --------              --------
         Net increase (decrease) in cash and cash equivalents           1,682                  (271)

Cash and cash equivalents at beginning of period                        1,687                 3,121
                                                                     --------              --------
Cash and cash equivalents at end of period                           $  3,369              $  2,850
                                                                     ========              ========

See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)

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


(2) Reorganization and Offering

In May 1999, the Partnerships' majority partner contributed his direct and indirect interests in the Company and Adams Outdoor Advertising Inc. to a newly formed Limited Liability Company, AOA Holding LLC ("AOA Holding".) Following the reorganization, AOA Holding and its 100% owned subsidiary, AOA Capital Corp., issued $50 million of 10 3/8% Senior Notes due 2006. The net proceeds from the offering were used by AOA Holding to make a distribution to its sole member, to repay $13.5 million of indebtedness of the Company, and to make a $2.5 million payment to the minority limited partner. Amounts loaned to the Company are non-interest bearing and are reflected as Advances from AOA Holding LLC in the accompanying consolidated balance sheets.

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

                        ADAMS OUTDOOR ADVERTISING, INC.

                                 BALANCE SHEETS

                                                                         September 30,
                                                                             1999                 December 31,
                        ASSETS                                            (Unaudited)                1998
                                                                        ---------------          ------------
Investment............................................................       $  40                  $  40
                                                                             =====                  =====

                 STOCKHOLDER'S EQUITY

Preferred stock, $0.001 par value
       Authorized 800,000 shares; no shares issued and outstanding....       $ ---                  $ ---
Common stock, $0.001 par value
   Authorized 200,000 shares; 10,000 shares issued and outstanding....         100                    100
Additional paid-in capital............................................         900                    900
Common stock subscribed...............................................        <960>                  <960>
                                                                             -----                  -----
                                                                             $  40                  $  40
                                                                             =====                  =====

       See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.


                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                              Quarter Ended        Nine Months Ended
                                                              September 30,          September 30,
                                                            1999        1998       1999         1998
                                                            ----        ----       ----         ----
Revenues.................................................  $ ---       $ ---       $ ---       $ ---
Expenses.................................................    ---         ---         ---         ---
                                                           -----       -----       -----       -----

Net income...............................................  $ ---       $ ---       $ ---       $ ---
                                                           =====       =====       =====       =====


        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                  ------------------------
                                                                                       1999         1998
                                                                                      -----         ----
Cash flows from operating activities............................................    $ ---          $ ---
Cash flows from investing activities............................................      ---            ---
Cash flows from financing activities............................................      ---            ---
                                                                                    ----------   ----------
      Net change in cash........................................................      ---            ---
Cash at beginning of period.....................................................      ---            ---
                                                                                    ----------   ----------
Cash at end of period...........................................................    $ ---          $ ---
                                                                                    ==========   ==========


        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               September 30, 1999
                                  (Unaudited)
(1) Basis of Presentation

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


(2) Reorganization and Offering

In May 1999, the Partnerships' majority partner contributed his direct and indirect interests in Adams Outdoor Advertising Limited Partnership ("AOALP") and AOAI to a newly formed Limited Liability Company, AOA Holding LLC ("AOA Holding".) Following the reorganization, AOA Holding and its 100% owned subsidiary AOA Capital Corp. issued $50 million of 10 3/8% Senior Notes due 2006. The net proceeds from the offering were used by AOA Holding to make a distribution to its sole member, to repay $13.5 million of indebtedness of AOALP, and to make a $2.5 million payment to the minority limited partner.

In connection with the reorganization, the partnership agreement was amended to provide that the limited partnership interest of AOA Holding LLC become a "priority" interest whereby all limited partner distributions (other than permitted tax distributions) will be made only to AOA Holding until the notes are paid in full. In recognition of the change in the partnership agreement, the company paid to the minority limited partners approximately $2.5 million.

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

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include forward-looking terminology such as "believes," "anticipates," "expects," "would," "estimate," "continue," or the negative thereof or variations thereon or comparable terminology. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such forward-looking statements. Other factors that could affect such results, performance or achievement are set forth in "Risk Factors" in Amendment No. 3 to the Company's Registration Statement on Form S-4 (Registration No. 33303338) as updated by the Company's Annual Report on Form 10-K for the year ended December 31, 1998 including those risks to the Company presented by financial leverage, government regulation with respect to zoning, restrictions on outdoor advertising by the tobacco industry, competition and general economic conditions.



Results of Operations

Quarter Ended September 30, 1999 Compared With Quarter Ended September 30, 1998
-------------------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the quarter ended September 30, 1999 of $18.4 million increased by 7.2% from $17.1 million for the comparable period in 1998. This increase resulted from higher advertising rates and an increase in the number of displays sold.

Direct advertising expenses for the quarter ended September 30, 1999 of $8.5 million increased by 3.3% from $8.2 million for the comparable period in 1998. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

Corporate, general and administrative expenses for the quarter ended September 30, 1999 of $946,000 decreased by 11.4% from $1.1 million for the comparable period in 1998. This decrease was attributable to a decrease in professional fees, travel expenses and costs associated with the new Company logo and identification project in 1998.

Depreciation and amortization for the quarter ended September 30, 1999 of $1.4 million decreased by 32.7 % from $2.1 million for the comparable period in 1998. Depreciation expense decreased due to structures which became fully depreciated at the end of 1998.

Deferred compensation expense for the quarter ended September 30, 1999 of $360,000 increased significantly from $203,000 for the comparable period in 1998 primarily due to increased Operating Income and vesting and the reinstatement of the CEO into the plan.

Interest expense for the quarter ended September 30, 1999 of $3.2 million decreased by 9.0% from $3.6 million for the third quarter of 1998. For the quarters ended September 30, 1999 and September 30, 1998, the effective interest rate was 10.0% on average outstanding balances of $123.8 million and $137.3 million, respectively.

During the quarter ended September 30, 1999, the Company incurred an extraordinary loss of $194,000 on the early extinguishment of $3.3 million of its Senior Notes.

Net income for the quarter ended September 30, 1999 increased to $3.8 million from $1.6 million for the comparable period in 1998 as a result of the items discussed above.



Results of Operations

Nine Months Ended September 30, 1999 Compared With Nine Months Ended September
------------------------------------------------------------------------------
30, 1998
--------

Net revenues (gross revenues net of agency commissions) for the nine months ended September 30, 1999 of $51.0 million increased by 6.1% from $48.1 million for the comparable period in 1998. This increase resulted from higher advertising rates and an increase in the number of displays sold.

Direct advertising expenses for the nine months ended September 30, 1999 of $24.8 million increased by 5.0% from $23.6 million for the comparable period in 1998. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

Corporate, general and administrative expenses for the nine months ended September 30, 1999 of $2.2 million decreased by 29.4% from $3.2 million for the comparable period in 1998. This decrease was attributable to a decrease in professional fees, travel expenses and costs associated with the new Company logo and identification project in 1998.

Depreciation and amortization for the nine months ended September 30, 1999 of $5.2 million decreased by 17.1 % from $6.2 million for the comparable period in 1998. Depreciation expense decreased due to structures which became fully depreciated at the end of 1998.

Deferred compensation expense for the nine months ended September 30, 1999 of $1.2 million increased significantly from $533,000 for the comparable period in 1998 primarily due to increased Operating Income and vesting and the reinstatement of the CEO into the plan.

Interest expense for the nine months ended September 30, 1999 of $10.1 million decreased by 7.0% from $10.9 million for the comparable period in 1998. For the nine months ended September 30, 1999 and September 30, 1998, the effective interest rates were 10.0% and 10.2%, respectively, on average outstanding balances of $129.7 million and $137.1 million, respectively.

During the nine months ended September 30, 1999, the Company incurred an extraordinary loss of $194,000 on the early extinguishment of $3.3 million of its Senior Notes.

Net income for the nine months ended September 30, 1999 increased to $4.9 million from $3.2 million for the comparable period in 1998 as a result of the items discussed above.


Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership, the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the nine months ended September 30, 1999 of $24.0 million increased by 12.5% from $21.3 million for the comparable period in 1998. Operating Cash Flow for the quarter ended September 30, 1999 of $8.9 million increased by 13.7% from $7.8 million for the comparable period in 1998.

Liquidity and Capital Resources

In 1996, the Company, together with its managing general partner, AOAI, placed $105,000,000 of their 10 3/4% Senior Notes due 2006 issued under an indenture (the "Indenture") and entered into a Credit Facility (the "Credit Facility). As part of the refinancing, substantially all of the Company's outstanding debt was refinanced. As a result of the refinancing, the average maturities of the Company's debt were extended to 2006.

Historically, the Company's cash needs have arisen from operating expenses (primarily direct advertising expenses and corporate general and administrative expenses), debt service, capital expenditures and deferred compensation payments under phantom stock agreements. As a result of the refinancing, the Company's interest expense has increased due to the higher weighted average interest rate.

The Company's primary sources of cash are net cash generated from operating activities and borrowings under the Credit Facility. The Company's net cash provided by operations decreased significantly to $2.7 million for the nine months ended September 30, 1999 from $4.4 million for the nine months ended September 30, 1998.

The Company expects that its capital expenditures during 1999 will be approximately $9.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company made capital expenditures of $7.1 million during the nine months ended September 30, 1999 compared to $8.2 million during the nine months ended September 30, 1998.

At September 30, 1999 and December 31, 1998, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $3.2 million and $6.3 million, respectively, in the aggregate. The Credit Facility and the Indenture permit the payment of the deferred compensation when due, subject to certain annual limitations. Such payments are scheduled to be paid during the 1998 through 2002 period. During the nine months ended September 30, 1999, payments of deferred compensation totaled $4.0 million.

The Company has revolving credit facilities of up to $43.0 million, $35 million secured and $8 million unsecured. At September 30, 1999, the outstanding borrowings were $28.6 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the secured credit facility. The agreement governing the secured credit facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

The Company believes that net cash provided from operations and available credit under its credit facilities will be sufficient to meet its cash needs for its current operations, required debt payments, anticipated capital expenditures and deferred compensation payments for the next twelve months.


Impact of Inflation

Though increases in operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material effect on operating income during the past several years.

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


Costs to Address the Company's Year 2000 Issues

  During 1998, the Company incurred approximately $150,000 in Year 2000 compliance efforts and estimates of additional costs to complete its Year 2000 compliance plan are not anticipated to be material to the Company's financial condition or results of operations. No costs have been incurred during 1999.


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


New Accounting Standards

  In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - An Amendment to FASB Statement No. 133. This statement delayed the effective date of SFAS No. 133 for one year and is effective for the Company beginning January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not determined the timing or method of its adoption, however it is not expected that adoption will have a material impact on earnings.

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

Date:  November 12, 1999                   ADAMS OUTDOOR ADVERTISING
                                           LIMITED PARTNERSHIP

                                           By Adams Outdoor Advertising, Inc.
                                            Its General Partner


                                           By   /s/  J. Kevin Gleason
                                               -------------------------------
                                               J. Kevin Gleason
                                               President and Chief Executive
                                               Officer



                                           By   /s/ Abe Levine
                                               -------------------------------
                                               Abe Levine
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)


                                           ADAMS OUTDOOR ADVERTISING, INC.



                                           By   /s/  J. Kevin Gleason
                                               -------------------------------
                                               J. Kevin Gleason
                                               President and Chief Executive
                                               Officer


                                           By   /s/ Abe Levine
                                               -------------------------------
                                               Abe Levine
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)