Form 10-Q
period 2000-03-31
ADAMS OUTDOOR ADVERTISING LTD PARTNERSHIP; ADAMS OUTDOOR ADVERTISING INC
filed 2000-05-04
CIK 1011976, 1011977

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                                March 31, 2000

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

Class                Outstanding as of May 4, 2000
-----                -----------------------------
Common Stock,
$.001 par value      10,000

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                        ADAMS OUTDOOR ADVERTISING, INC.

                 Securities and Exchange Commission Form 10-Q
                  for the First Quarter Ended March 31, 2000

                                 INDEX
                                                                  Page Number
                                                                  -----------
PART I.  FINANCIAL INFORMATION

  Item 1   Financial Statements

           Consolidated  Balance Sheets of Adams Outdoor
           Advertising Limited Partnership as of
           March 31, 2000 (unaudited) and December 31, 1999...........  1

           Consolidated Statements of Operations of
           Adams Outdoor Advertising Limited Partnership
           for the quarters ended March 31, 2000
           and 1999 (unaudited).......................................  2

           Consolidated Statements of Cash Flows of
           Adams Outdoor Advertising Limited Partnership
           for the three months ended March 31, 2000
           and 1999 (unaudited).......................................  3

           Notes to Interim Consolidated Financial Statements of
           Adams Outdoor Advertising Limited Partnership (unaudited)..  4

           Balance Sheets of Adams Outdoor
           Advertising, Inc. as of  March 31, 2000 (unaudited)
           and December 31, 1999......................................  5

           Statements of Operations of
           Adams Outdoor Advertising, Inc. for the  quarters ended
           March 31, 2000 and 1999 (unaudited)........................  6

           Statements of Cash Flows of
           Adams Outdoor Advertising, Inc. for the
           three months ended March 31, 2000 and 1999 (unaudited).....  7

           Notes to Interim Financial Statements of
           Adams Outdoor Advertising, Inc. (unaudited)................  8

  Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................  9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings....................................  13
     Item 2.  Changes in Securities................................  13
     Item 3.  Defaults Upon Senior Securities......................  13
     Item 4.  Submission of Matters to a Vote of Security Holders..  13
     Item 5.  Other Information....................................  13
     Item 6.  Exhibits and Reports on Form 8-K.....................  13

SIGNATURES.........................................................  14

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                                                     March 31,
                                                                                       2000                    December 31,
                                     ASSETS                                         (unaudited)                    1999
                                                                                    -----------                  ----------
Current assets:
   Cash and cash equivalents                                                          $  1,732                    $  1,616
   Investments                                                                           3,472                       3,166
   Accounts receivable, less allowance for doubtful accounts of
     $1,234 and $1,167 at March 31, 2000 and December 31, 1999,
     respectively                                                                       10,659                       9,017
   Receivables from related parties                                                      1,316                          45
   Inventories                                                                             487                          93
   Prepaid rent                                                                          3,295                       2,993
   Prepaid expenses                                                                        810                         680
                                                                                      --------                    --------

     Total current assets                                                               21,771                      17,610

Property, plant and equipment, net                                                      58,607                      56,526
Intangible assets, net                                                                  29,106                       7,904
Other assets                                                                                65                          66
                                                                                      --------                    --------
                                                                                      $109,549                    $ 82,106
                                                                                      ========                    ========

                         LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
   Bank loan                                                                          $    706                    $     -
   Current portion of long-term debt                                                       269                          -
   Accounts payable                                                                      1,617                         926
   Interest payable                                                                        628                       3,177
   Accrued expenses and other liabilities                                                3,946                       3,361
   Deferred compensation                                                                   241                         734
                                                                                      --------                    --------
     Total current liabilities                                                           7,407                       8,198

Long-term debt, less current portion                                                   147,136                     118,947
Deferred compensation                                                                    7,489                       6,226
Advances from AOA Holding LLC                                                           11,306                      13,901
                                                                                      --------                    --------
     Total liabilities                                                                 173,338                     147,272

Commitments and contingencies

Partners' deficit:
   General partners' deficit                                                           (67,829)                    (67,829)
   Limited partners' equity                                                              4,040                       2,663
                                                                                      --------                    --------

     Total partners' deficit                                                           (63,789)                    (65,166)
                                                                                                                  --------


                                                                                      $109,549                    $ 82,106
                                                                                      ========                    ========

See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                              Quarter Ended
                                                                March 31,
                                                         2000              1999
                                                       -------           -------
Gross Revenues                                         $17,330           $16,552
   Less agency commissions                               1,452             1,503
                                                       -------           -------

     Net outdoor advertising revenue                    15,877            15,049

Operating expenses:
   Direct advertising expenses                           8,476             7,967
   Corporate general and administrative                    705               594
   Depreciation and amortization                         1,602             1,857
   Deferred compensation                                   360               360
                                                       -------           -------

     Total operating expenses                           11,143            10,778
                                                       -------           -------

     Operating income                                    4,735             4,271
                                                       -------           -------

Other expenses (income):
   Interest expense                                      3,257             3,445
   Interest expense - related parties                      112                 0
   Other (income) expense, net                             (10)               12
   Gain on disposals of property, plant
     and equipment, net                                     (1)               (1)
                                                       -------           -------

     Total other expenses                                3,357             3,456
                                                       -------           -------

     Net income                                        $ 1,378           $   815
                                                       =======           =======

See accompanying notes to unaudited interim financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                      Three Months Ended
                                                                            March 31,
                                                                       2000           1999
                                                                     -------        -------
Cash flows from operating activities:
   Net Income                                                        $ 1,378        $   815
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation                                                    1,554          1,659
       Amortization of intangible assets                                 192            333
       Deferred compensation expense                                     435            360
       Payments of deferred compensation                                (509)        (3,557)
       Barter income                                                     (89)           (82)
       Gain on disposals of property, plant and
         equipment, net                                                    -             (1)
       Purchases of investments                                            -           (380)

       Changes in assets and liabilities:
         Increase in accounts receivable, net                         (3,481)          (129)
         Decrease in inventories                                          10             23
         Increase in prepaid rent and other prepaid expenses            (376)          (262)
         Increase in accounts payable and accrued expenses               283            101
         Decrease in interest payable                                 (2,548)        (2,687)
                                                                     -------        -------

           Net cash used in operating activities                      (3,151)        (3,807)

Cash flows from investing activities:
         Additions to property, plant and equipment                   (2,351)        (1,711)
         Proceeds from sale of property, plant
            and equipment                                                  7              8
                                                                     -------        -------

           Net cash used in investing activities                      (2,344)        (1,703)

Cash flows from financing activities:
         Payments on long-term debt                                   (6,387)        (2,700)
         Advances on revolving line of credit                         14,594          9,412
         Advances from parent company, net                            (2,596)             -
         Distributions to partners                                         -           (500)
                                                                     -------        -------

           Net cash provided by financing activities                   5,611          6,212
                                                                     -------        -------


           Net increase in cash and cash equivalents                     116            702

Cash and cash equivalents at beginning of period                       1,616          1,687
                                                                     -------        -------

Cash and cash equivalents at end of period                           $ 1,732        $ 2,389
                                                                     =======        =======

See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                 (Unaudited)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared by Adams Outdoor Advertising Limited Partnership (the "Company") in accordance with the instructions for Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the information for the periods described, have been made. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the Company's 1999 Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.


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


(3) Acquisition

On March 9, 2000, two indirect wholly-owned subsidiaries of the Partnership together acquired all of the outstanding stock of HSP Graphics, a company with which the Partnership has been doing business for a number of years. Approximately $21.4 million of goodwill was generated as a result of this purchase. The acquisition was financed by issuing Notes Payable to the owners.

                        ADAMS OUTDOOR ADVERTISING, INC.

                                 BALANCE SHEETS

                                                                            March 31,
                                                                              2000               December 31,
                                ASSETS                                     (Unaudited)               1999
                                                                           -----------           ------------
Investment............................................................       $  40                  $  40
                                                                             =====                  =====

                        STOCKHOLDER'S EQUITY
Preferred stock, $0.001 par value
       Authorized 800,000 shares; no shares issued and outstanding....       $  --                  $  --
Common stock, $0.001 par value
      Authorized 200,000 shares; 10,000 shares issued and outstanding.         100                    100
Additional paid-in capital............................................         900                    900
Common stock subscribed...............................................        <960>                  <960>
                                                                             -----                  -----
                                                                             $  40                  $  40
                                                                             =====                  =====

       See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.


                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                              Quarters Ended
                                                                 March 31,
                                                               2000    1999
                                                              ------  ------
Revenues....................................................  $  --   $  --
Expenses....................................................     --      --
                                                              ------  ------

Net income..................................................  $  --   $  --
                                                              ======  ======




        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                -------------------------
                                                   2000           1999
                                                ----------     ----------
Cash flows from operating activities........    $    --        $    --
Cash flows from investing activities........         --             --
Cash flows from financing activities........         --             --
                                                ----------     ----------

      Net change in cash....................         --             --
Cash at beginning of period.................         --             --
                                                ----------     ----------
Cash at end of period.......................    $    --        $    --
                                                ==========     ==========



        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2000
                                  (Unaudited)
(1) Basis of Presentation

The accompanying unaudited financial statements included herein have been prepared by Adams Outdoor Advertising, Inc. ("AOAI") in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the information for the periods described, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations. Although AOAI believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with AOAI's 1999 Annual Report on Form 10-K.


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

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include forward-looking terminology such as "believes," "anticipates," "expects," "would," "estimate," "continue," or the negative thereof or variations thereon or comparable terminology. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such forward-looking statements. Other factors that could affect such results, performance or achievement are set forth in "Risk Factors" in Amendment No. 3 to the Company's Registration Statement on Form S-4 (Registration No. 333-03338) as updated by the Company's Annual Report on Form 10-K for the year ended December 31, 1999 including those risks to the Company presented by financial leverage, government regulation with respect to zoning, restrictions on outdoor advertising by the tobacco industry, competition and general economic conditions.



Results of Operations

Quarter Ended March 31, 2000 Compared With Quarter Ended March 31, 1999

Net revenues (gross revenues net of agency commissions) for the quarter ended March 31, 2000 of $15.9 million increased by 5.5% from $15.0 million for the comparable period in 1999. This increase resulted from higher advertising rates and an increase in the number of displays sold.

Direct advertising expenses for the quarter ended March 31, 2000 of $8.5 million increased by 6.4% from $8.0 million for the comparable period in 1999. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

Corporate general and administrative expenses for the quarter ended March 31, 2000 of $705,000 increased by 18.6% from $594,000 for the comparable period in 1999. This increase was attributable to an increase in travel expenses , as well as the monthly dues paid to the Outdoor Advertising Association of America, which were expensed at the plant level during the first quarter of 1999.

Depreciation and amortization for the quarter ended March 31, 2000 of $1.6 million decreased by 13.7 % from $1.9 million for the comparable period in 1999. Depreciation expense decreased due to structures which became fully depreciated at the end of 1999.

Deferred compensation expense for the quarter ended March 31, 2000 of $360,000 did not change from the comparable period in 1999.

Interest expense for the quarter ended March 31, 2000 of $3.4 million decreased by 2.2% from $3.4 million for the first quarter of 1999. For the quarters ended March 31, 2000 and March 31, 1999, the effective interest rates were 10.2% and 9.8% on average outstanding balances of $126.3 million and $135.8 million, respectively.

Net income for the quarter ended March 31, 2000 increased to $1.4 million from $815,000 for the comparable period in 1999 as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership, the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the quarter ended March 31, 2000 of $6.7 million increased by 3.2% from $6.5 million for the comparable period in 1999.


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

The Company's primary sources of cash are net cash generated from operating activities and borrowings under the Credit Facility. The Company's net cash used in operations decreased to $3.2 million for the three months ended March 31, 2000 from $3.8 million for the three months ended March 31, 1999.

The Company expects that its capital expenditures during 2000 will be approximately $11.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company made capital expenditures of $2.4 million during the three months ended March 31, 2000 compared to $1.7 million during the three months ended March 31, 1999.

At March 31, 2000 and December 31, 1999, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $4.3 million and $3.8 million, respectively, in the aggregate. The Credit Facility and the Indenture permit the payment of the deferred compensation when due, subject to certain annual limitations. Such payments are scheduled to be paid during the 1998 through 2002 period. During the three months ended March 31, 2000, payments of deferred compensation totaled $509,000.

The Company has revolving credit facilities of up to $43.0 million, $35 million secured and $8 million unsecured. At March 31, 2000, the outstanding borrowings were $31.0 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the secured credit facility. The agreement governing the secured credit facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

The Company believes that net cash provided from operations and available credit under its credit facilities will be sufficient to meet its cash needs for its current operations, required debt payments, anticipated capital expenditures and deferred compensation payments for the next twelve months.


Acquisition

On March 9, 2000, two indirect wholly-owned subsidiaries of the Partnership together acquired all of the outstanding stock of HSP Graphics, a company with which the Partnership has been doing business for a number of years. Approximately $21.4 million of goodwill was generated as a result of this purchase. The acquisition was financed by issuing Notes Payable to the owners.


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

Year 2000 Compliance

Overview

  The "Year 2000 issue" has had no significant effect on the Company, and the Company does not believe that a significant future impact is likely.


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

Date:  May 4, 2000             ADAMS OUTDOOR ADVERTISING
                                LIMITED PARTNERSHIP

                                By Adams Outdoor Advertising, Inc.
                                 Its General Partner


                                By /s/ J. Kevin Gleason
                                   -----------------------
                                 J. Kevin Gleason
                                 President and Chief Executive Officer



                                By /s/ Abe Levine
                                   -----------------------
                                 Abe Levine
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


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