Form 10-Q
period 2000-06-30
ADAMS OUTDOOR ADVERTISING LTD PARTNERSHIP; ADAMS OUTDOOR ADVERTISING INC
filed 2000-08-14
CIK 1011976, 1011977

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 June 30, 2000

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

Class               Outstanding as of August 14, 2000
-----               ---------------------------------
Common Stock,
$.001 par value     10,000

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                        ADAMS OUTDOOR ADVERTISING, INC.

                 Securities and Exchange Commission Form 10-Q
                  for the Second Quarter Ended June 30, 2000

                                 INDEX
                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated  Balance Sheets of Adams Outdoor
           Advertising Limited Partnership as of
           June 30, 2000 (unaudited) and December 31, 1999..................   1

           Consolidated Statements of Operations of
           Adams Outdoor Advertising Limited Partnership
           for the quarters and six months ended June 30, 2000
           and 1999 (unaudited).............................................   2

           Consolidated Statements of Cash Flows of
           Adams Outdoor Advertising Limited Partnership
           for the six months ended June 30, 2000
           and 1999 (unaudited).............................................   3

           Notes to Interim Consolidated Financial Statements of
           Adams Outdoor Advertising Limited Partnership (unaudited)........   4

           Balance Sheets of Adams Outdoor
           Advertising, Inc. as of  June 30, 2000 (unaudited)
           and December 31, 1999............................................   6

           Statements of Operations of
           Adams Outdoor Advertising, Inc. for the quarters
           and six months ended June 30, 2000 and 1999 (unaudited)..........   7

           Statements of Cash Flows of
           Adams Outdoor Advertising, Inc. for the
           six months ended June 30, 2000 and 1999 (unaudited)..............   8

           Notes to Interim Financial Statements of
           Adams Outdoor Advertising, Inc. (unaudited)......................   9

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.......................................... 10

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................  15
     Item 2.  Changes in Securities.........................................  15
     Item 3.  Defaults Upon Senior Securities...............................  15
     Item 4.  Submission of Matters to a Vote of Security Holders...........  15
     Item 5.  Other Information.............................................  15
     Item 6.  Exhibits and Reports on Form 8-K..............................  15

SIGNATURES..................................................................  16

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                June 30,
                                                                                 2000        December 31,
                            ASSETS                                           (unaudited)        1999
                                                                             -----------     ------------
Current assets:
   Cash and cash equivalents                                                   $  2,463       $  1,616
   Investments                                                                    3,174          3,166
   Accounts receivable, less allowance for doubtful accounts of
    $1,296 and $1,167 at June 30, 2000 and December 31, 1999, respectively       12,978          9,017
   Receivables from related parties                                                  15             45
   Inventories                                                                      522             93
   Prepaid rent                                                                   3,668          2,993
   Prepaid expenses                                                               1,055            680
                                                                               --------       --------
     Total current assets                                                        23,875         17,610

Property, plant and equipment, net                                               62,869         56,526
Intangible assets, net                                                           45,001          7,904
Other assets                                                                          -             66
                                                                               --------       --------
                                                                               $131,745       $ 82,106
                                                                               ========       ========
         LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
   Bank loan                                                                   $    188       $      -
   Current portion of long-term debt                                              1,050              -
   Accounts payable                                                               1,276            926
   Interest payable                                                               3,352          3,177
   Accrued expenses and other liabilities                                         3,629          3,361
   Deferred compensation                                                            241            734
                                                                               --------       --------
     Total current liabilities                                                    9,736          8,198

Long-term debt, less current portion                                            163,848        118,947
Deferred compensation                                                             6,718          6,226
Advances from AOA Holding LLC                                                    11,290         13,901
                                                                               --------       --------

     Total liabilities                                                          191,592        147,272

Commitments and contingencies

Partners' deficit:
   General partners' deficit                                                    (67,829)       (67,829)
   Limited partners' equity                                                       7,982          2,663
                                                                               --------       --------

     Total partners' deficit                                                    (59,847)       (65,166)
                                                                               --------       --------
                                                                               $313,745        $82,106
                                                                               ========       ========



See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in Thousands)

                                             Quarter Ended                    Six Months Ended
                                                June 30,                          June 30,
                                             2000      1999                   2000         1999
                                            -------   -------                -------      -------
Gross Revenues                              $23,605   $19,374                $40,935      $35,926
   Less agency commissions                    1,995     1,761                  3,447        3,264
                                            -------   -------                -------      -------
    Net outdoor advertising revenue          21,610    17,613                 37,488       32,662

Operating expenses:
   Direct advertising expenses               10,504     8,308                 18,980       16,275
   Corporate general and administrative         870       704                  1,575        1,298
   Depreciation and amortization              1,711     1,892                  3,313        3,749
   Deferred compensation                        360       510                    720          870
                                            -------   -------                -------      -------
     Total operating expenses                13,445    11,414                 24,588       22,192
                                            -------   -------                -------      -------
     Operating income                         8,165     6,199                 12,900       10,470
                                            -------   -------                -------      -------

Other expenses (income):
   Interest expense                           3,560     3,420                  6,817        6,865
   Interest expense - related parties           492         0                    604            0
   Payments to partners                           0     2,500                      0        2,500
   Other expenses (income), net                  53       (26)                    43          (14)
   Loss on disposals of property, plant
    and equipment, net                           49        22                     48           21
                                            -------   -------                -------      -------
     Total other expenses                     4,154     5,916                  7,512        9,372
                                            -------   -------                -------      -------

     Income before taxes                      4,011       283                  5,388        1,098

     Income tax provision                        69         0                     69            0
                                            -------   -------                -------      -------

     Net income                             $ 3,942   $   283                $ 5,319      $ 1,098
                                            =======   =======                =======      =======



See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                         2000       1999
                                                                       --------   --------
Cash flows from operating activities:
   Net Income                                                          $  5,319   $  1,098
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation                                                       3,189      3,354
       Amortization of intangible assets                                    125        668
       Deferred compensation expense                                        720        870
       Payments of deferred compensation                                   (683)    (3,678)
       Barter income                                                       (123)       (55)
       Loss on disposals of property, plant and
         equipment, net                                                      48         21
       Purchases of investments                                               -       (380)

       Changes in assets and liabilities:
         Increase in accounts receivable, net                            (4,387)    (1,527)
         Increase in inventories                                            (25)        (4)
         Increase in prepaid rent and other prepaid expenses               (789)      (336)
         Increase in other assets                                             -         (2)
         (Decrease) increase in accounts payable and accrued expenses      (469)       160
         Increase (decrease) in interest payable                            176       (167)
                                                                       --------   --------

           Net cash provided by operating activities                      3,101         22

Cash flows from investing activities:
       Additions to property, plant and equipment                        (6,137)    (4,856)
       Proceeds from sale of property, plant
         and equipment                                                      490          8
       Purchase of Horizon Outdoor, net of cash acquired                (15,368)         -
       HSP purchase price adjustment                                     (1,341)         -
                                                                       --------   --------

         Net cash used in investing activities                          (22,356)    (4,848)

Cash flows from financing activities:
       Debt financing costs                                                (307)       (99)
       Payments on long-term debt                                       (23,260)   (18,240)
       Advances on revolving line of credit                              46,280      9,412
       (Repayments) advances from parent company, net                    (2,611)    16,105
       Distributions to partners                                              -     (1,000)
                                                                       --------   --------

         Net cash provided by financing activities                       20,102      6,178
                                                                       --------   --------

         Net increase in cash and cash equivalents                          847      1,352

Cash and cash equivalents at beginning of period                          1,616      1,687
                                                                       --------   --------
Cash and cash equivalents at end of period                             $  2,463   $  3,039
                                                                       ========   ========

See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                 (Unaudited)

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


(3) Acquisitions

On March 9, 2000, two indirect wholly-owned subsidiaries of the Partnership together acquired all of the outstanding stock of HSP Graphics, a company with which the Partnership has been doing business for a number of years. The total purchase price was $21.0 million. Approximately $21.4 million of goodwill was recorded as a result of this purchase, which will be amortized over a period of 20 years. The acquisition was financed by issuing Notes Payable to the former owners, which are payable over a 1 year period.

On June 28, 2000, the Partnership acquired all of the outstanding stock of Horizon Outdoor, an outdoor advertising company in Charlotte, NC for $15.5 million in cash at closing and $1.5 million in cash to be paid over the next 18 months. Approximately $14.2 million of goodwill was generated as a result of this purchase, which will be amortized over a period of 20 years. The acquisition was financed by borrowing against the Partnership's revolving line of credit.

The above purchase price allocations under Accounting Principles Board Opinion No. 16, "Business Combinations", were based on preliminary information. Subsequent adjustments may be made.

                        ADAMS OUTDOOR ADVERTISING, INC.

                                 BALANCE SHEETS

                                                                           June 30,
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
                                                                             =====                   =====


        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Quarters Ended       Six Months Ended
                                                                    June 30,              June 30,
                                                                2000        1999       2000      1999
                                                              ---------  ---------  ---------- ---------
Revenues....................................................  $     --   $     --   $     --   $     --
Expenses....................................................        --         --         --         --
                                                              ---------  ---------  ---------- ---------
Net income..................................................  $     --   $     --   $     --   $     --
                                                              =========  =========  =========  =========

        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  -------------------------
                                                                                     2000           1999
                                                                                  ----------     ----------
Cash flows from operating activities............................................   $    --       $     --
Cash flows from investing activities............................................        --             --
Cash flows from financing activities............................................        --             --
                                                                                   ---------     ---------
      Net change in cash........................................................        --             --
Cash at beginning of period.....................................................        --             --
                                                                                   ---------     ---------
Cash at end of period...........................................................   $    --       $     --
                                                                                   =========     =========

        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)
(1) Basis of Presentation

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



Results of Operations

Quarter Ended June 30, 2000 Compared With Quarter Ended June 30, 1999
---------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the quarter ended June 30, 2000 of $21.6 million increased by 22.7% from $17.6 million for the comparable period in 1999. This increase resulted from higher advertising rates and an increase in the number of displays sold, as well as revenues generated by HSP Graphics.

Direct advertising expenses for the quarter ended June 30, 2000 of $10.5 million increased by 26.4% from $8.3 million for the comparable period in 1999. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates, as well as direct advertising expenses generated by HSP Graphics.

Corporate general and administrative expenses for the quarter ended June 30, 2000 of $870,000 increased by 23.6% from $704,000 for the comparable period in 1999. This increase was attributable to an increase in travel expenses and corporate taxes, as well as the monthly dues paid to the Outdoor Advertising Association of America, which were expensed at the plant level during the second quarter of 1999.

Depreciation and amortization for the quarter ended June 30, 2000 of $1.7 million decreased by 9.6 % from $1.9 million for the comparable period in 1999. Depreciation expense decreased due to structures which became fully depreciated at the end of 1999.

Deferred compensation expense for the quarter ended June 30, 2000 of $360,000 decreased by 29.4% from $510,000 for the comparable period in 1999.

Interest expense for the quarter ended June 30, 2000 of $4.1 million increased by 18.5% from $3.4 million for the second quarter of 1999. For the quarters ended June 30, 2000 and June 30, 1999, the effective interest rates were 10.0% and 10.2%, respectively, on average outstanding balances of $150.2 million and $129.4 million, respectively.

Net income for the quarter ended June 30, 2000 increased to $3.9 million from $283,000 for the comparable period in 1999 as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership, the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the quarter ended June 30, 2000 of $10.2 million increased by 19.0% from $8.6 million for the comparable period in 1999.



Results of Operations

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999
---------------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the six months ended June 30, 2000 of $37.5 million increased by 14.8% from $32.7 million for the comparable period in 1999. This increase resulted from higher advertising rates and an increase in the number of displays sold, as well as revenues generated by HSP Graphics since the purchase date.

Direct advertising expenses for the six months ended June 30, 2000 of $19.0 million increased by 16.6% from $16.3 million for the comparable period in 1999. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates, as well as direct advertising expenses generated by HSP Graphics since the purchase date.

Corporate general and administrative expenses for the six months ended June 30, 2000 of $1.6 million increased by 21.3% from $1.3 million for the comparable period in 1999. This increase was attributable to an increase in travel expenses and corporate taxes, as well as the monthly dues paid to the Outdoor Advertising Association of America, which were expensed at the plant level during the first six months of 1999.

Depreciation and amortization for the six months ended June 30, 2000 of $3.3 million decreased by 11.6% from $3.7 million for the comparable period in 1999. Depreciation expense decreased due to structures which became fully depreciated at the end of 1999.

Deferred compensation expense for the six months ended June 30, 2000 of $720,000 decreased by 17.2% from $870,000 for the comparable period in 1999.

Interest expense for the six months ended June 30, 2000 of $7.4 million increased by 8.1% from $6.9 million for the comparable period in 1999. For the six months ended June 30, 2000 and June 30, 1999, the effective interest rates were 10.1% and 10.0%, respectively, on average outstanding balances of $138.3 million and $132.6 million, respectively.

Net income for the six months ended June 30, 2000 increased to $5.3 million from $1.1 million for the comparable period in 1999 as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership, the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the six months ended June 30, 2000 of $16.9 million increased by 12.2% from $15.1 million for the comparable period in 1999.

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

The Company's primary sources of cash are net cash generated from operating activities and borrowings under the Credit Facility. The Company's net cash provided by operations increased to $3.1 million for the six months ended June 30, 2000 from $22,000 for the six months ended June 30, 1999.

The Company expects that its capital expenditures during 2000 will be approximately $11.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company made capital expenditures of $6.1 million during the six months ended June 30, 2000 compared to $4.9 million during the six months ended June 30, 1999.

At June 30, 2000 and December 31, 1999, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $3.8 million in the aggregate. The Credit Facility and the Indenture permit the payment of the deferred compensation when due, subject to certain annual limitations. Such payments are scheduled to be paid during the 1998 through 2002 period. During the six months ended June 30, 2000, payments of deferred compensation totaled $730,000.

The Company has revolving credit facilities of up to $65 million, $35 million secured and $30 million unsecured. At June 30, 2000, the outstanding borrowings were $56.8 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the secured credit facility. The agreement governing the secured credit facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

The Company believes that net cash provided from operations and available credit under its credit facilities will be sufficient to meet its cash needs for its current operations, required debt payments, anticipated capital expenditures and deferred compensation payments for the next twelve months.


Acquisitions

On March 9, 2000, two indirect wholly-owned subsidiaries of the Partnership together acquired all of the outstanding stock of HSP Graphics, a company with which the Partnership has been doing business for a number of years. The total purchase price was $21.0 million. Approximately $21.4 million of goodwill was recorded as a result of this purchase, which will be amortized over a period of 20 years. The acquisition was financed by issuing Notes Payable to the former owners, which are payable over a 1 year period.

On June 28, 2000, the Partnership acquired all of the outstanding stock of Horizon Outdoor, an outdoor advertising company in Charlotte, NC, for $15.5 million in cash at closing and $1.5 million in cash to be paid over the next 18 months. Approximately $14.2 million of goodwill was generated as a result of this purchase, which will be amortized over a period of 20 years. The acquisition was financed by borrowing against the Partnership's revolving line of credit.

The above purchase price allocations under Accounting Principles Board Opinion No. 16, "Business Combinations", were based on preliminary information. Subsequent adjustments may be made.


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

Date:  August 14, 2000           ADAMS OUTDOOR ADVERTISING
                                 LIMITED PARTNERSHIP

                                 By Adams Outdoor Advertising, Inc.
                                   Its General Partner


                                 By   /s/  J. Kevin Gleason
                                     -----------------------------
                                     J. Kevin Gleason
                                     President and Chief Executive Officer


                                 By   /s/ Abe Levine
                                     -----------------------------
                                     Abe Levine
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)


                                 ADAMS OUTDOOR ADVERTISING, INC.

                                 By   /s/  J. Kevin Gleason
                                     -----------------------------
                                     J. Kevin Gleason
                                     President and Chief Executive Officer


                                 By   /s/ Abe Levine
                                     -----------------------------
                                     Abe Levine
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)