Form 10-Q
period 2000-09-30
ADAMS OUTDOOR ADVERTISING LTD PARTNERSHIP; ADAMS OUTDOOR ADVERTISING INC
filed 2000-11-14
CIK 1011976, 1011977

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                              September 30, 2000

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

Class             Outstanding as of November 14, 2000
-----             -----------------------------------
Common Stock,
$.001 par value   10,000

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                        ADAMS OUTDOOR ADVERTISING, INC.

                 Securities and Exchange Commission Form 10-Q
                for the Third Quarter Ended September 30, 2000

                                     INDEX

                                                                                  Page Number
                                                                                  -----------
PART I.  FINANCIAL INFORMATION
      Item 1.  Financial Statements

               Consolidated  Balance Sheets of Adams Outdoor
               Advertising Limited Partnership as of
               September 30, 2000 (unaudited) and December 31, 1999..................   1

               Consolidated Statements of Operations of
               Adams Outdoor Advertising Limited Partnership
               for the quarters and nine months ended September 30, 2000
               and 1999 (unaudited)..................................................   2

               Consolidated Statements of Cash Flows of
               Adams Outdoor Advertising Limited Partnership
               for the nine months ended September 30, 2000
               and 1999 (unaudited)..................................................   3

               Notes to Interim Consolidated Financial Statements of
               Adams Outdoor Advertising Limited Partnership (unaudited).............   4

               Balance Sheets of Adams Outdoor
               Advertising, Inc. as of  September 30, 2000 (unaudited)
               and December 31, 1999.................................................   6

               Statements of Operations of
               Adams Outdoor Advertising, Inc. for the quarters
               and nine months ended September 30, 2000 and 1999 (unaudited).........   7

               Statements of Cash Flows of
               Adams Outdoor Advertising, Inc. for the
               nine months ended September 30, 2000 and 1999 (unaudited).............   8

               Notes to Interim Financial Statements of
               Adams Outdoor Advertising, Inc. (unaudited)...........................   9

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations..................................................  10

PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings.....................................................  15
      Item 2.  Changes in Securities.................................................  15
      Item 3.  Defaults Upon Senior Securities.......................................  15
      Item 4.  Submission of Matters to a Vote of Security Holders...................  15
      Item 5.  Other Information.....................................................  15
      Item 6.  Exhibits and Reports on Form 8-K......................................  15

SIGNATURES...........................................................................  16

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                              September 30,
                                                                                  2000             December 31,
                                         ASSETS                               (unaudited)              1999
                                                                              -------------        ------------
Current assets:
   Cash and cash equivalents                                                     $  1,934            $  1,616

   Investments                                                                      2,937               3,166
   Accounts receivable, less allowance for doubtful accounts of
     $1,365 and $1,167 at September 30, 2000 and December 31,
     1999, respectively                                                            14,947               9,017
   Receivables from related parties                                                     8                  45
   Inventories                                                                        459                  93
   Prepaid rent                                                                     3,903               2,993
   Prepaid expenses                                                                   850                 680
                                                                                 --------            --------
    Total current assets                                                           25,038              17,610

Property, plant and equipment, net                                                 61,104              56,526
Intangible assets, net                                                             41,751               7,904
Other assets                                                                           61                  66
                                                                                 --------            --------
                                                                                 $127,954            $ 82,106
                                                                                 ========            ========

                                       LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
   Bank loan                                                                     $    301            $      -
   Current portion of long-term debt                                                5,136                   -
   Accounts payable                                                                 1,846                 926
   Interest payable                                                                   936               3,177
   Accrued expenses and other liabilities                                           3,844               3,361
   Deferred compensation                                                              241                 734
                                                                                 --------            --------
    Total current liabilities                                                      12,304               8,198

Long-term debt, less current portion                                              156,439             118,947
Deferred compensation                                                               6,991               6,226
Advances from AOA Holding LLC                                                       8,697              13,901
                                                                                 --------            --------
    Total liabilities                                                             184,431             147,272

Commitments and contingencies

Partners' deficit:
   General partners' deficit                                                      (67,829)            (67,829)
   Limited partners' equity                                                        11,352               2,663
                                                                                 --------            --------
    Total partners' deficit                                                       (56,477)            (65,166)
                                                                                 --------            --------
                                                                                 $127,954            $ 82,106
                                                                                 ========            ========


See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                     CONSOLIDATD STATEMENTS OF OPERATIONS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                          Quarter Ended                         Nine Months Ended
                                                          September 30,                           September 30,
                                                   2000                 1999                  2000           1999
                                               ----------           ----------            -----------    -----------
Gross Revenues                                   $26,051               $20,226                $66,986        $56,152
   Less agency commissions                         2,029                 1,858                  5,476          5,122
                                                --------            ----------            -----------    -----------
     Net outdoor advertising revenue              24,022                18,368                 61,510         51,030

Operating expenses:
   Direct advertising expenses                    11,849                 8,499                 30,829         24,774
   Corporate general and administrative              807                   946                  2,382          2,244
   Depreciation and amortization                   2,434                 1,403                  5,747          5,152
   Deferred compensation                             510                   360                  1,230          1,230
                                                --------            ----------            -----------    -----------
     Total operating expenses                     15,600                11,208                 40,188         33,400
                                                --------            ----------            -----------    -----------
     Operating income                              8,422                 7,160                 21,322         17,630
                                                --------            ----------            -----------    -----------
Other expenses (income):
   Interest expense                                4,218                 3,248                 11,035         10,113
   Interest expense - related parties                697                     -                  1,301              -
   Payments to partners                                -                     -                      -          2,500
   Other (income) expenses, net                      (19)                    4                     24            (10)
   Loss (gain) on disposal of
    property, plant and equipment, net                 1                   (63)                    49            (42)
                                                --------            -----------            -----------    -----------
     Total other expenses                          4,897                 3,189                 12,409         12,561
                                                --------            -----------            -----------    -----------
     Income before taxes and
      extraordinary loss on early
      extinguishment of debt                       3,525                 3,971                  8,913          5,069

     Extraordinary loss on early
      extinguishment of debt                           -                  (194)                     -           (194)
     Income tax provision                            155                     -                    224              -
                                                --------            -----------            ----------    -----------
     Net income                                  $ 3,370               $ 3,777                $ 8,689        $ 4,875
                                                ========            ===========            ==========    ===========

See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                 2000                            1999
                                                                        ------------------------          ----------------------
Cash flows from operating activities:
   Net Income                                                                 $  8,689                            $  4,875
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation                                                              4,802                               4,559
       Amortization of intangible assets                                           944                               1,009
       Deferred compensation expense                                             1,230                               1,230
       Payments of deferred compensation                                          (683)                             (4,044)
       Barter (income) loss                                                       (111)                                 27
       Loss (gain) on disposals of property, plant and
         equipment, net                                                             49                                 (42)
       Purchases of investments                                                     -                                 (598)
       Extraordinary loss                                                           -                                  194

       Changes in assets and liabilities:
         Increase in accounts receivable, net                                   (6,347)                             (1,504)
         Decrease in inventories                                                    38                                   6
         Increase in prepaid rent and other prepaid expenses                      (881)                               (522)
         Increase in other assets                                                   -                                 (144)
         Increase in accounts payable and accrued expenses                         304                                 527
         Decrease in interest payable                                           (2,240)                             (2,866)
                                                                             ---------                            --------

           Net cash provided by operating activities                             5,793                               2,707

Cash flows from investing activities:
         Additions to property, plant and equipment                             (5,985)                             (7,055)
         Proceeds from sale of property, plant
            and equipment                                                          490                                  71
         Purchase of Horizon Outdoor, net of cash acquired                     (15,369)                                 -
         HSP purchase price adjustment                                           1,668                                  -
                                                                             ---------                            --------

           Net cash used in investing activities                               (19,196)                             (6,984)

Cash flows from financing activities:
         Debt financing costs                                                     (886)                                (99)
         Debt premium                                                               -                                 (194)
         Payments on long- term debt                                           (32,937)                            (27,119)
         Advances on revolving line of credit                                   52,748                              20,688
         (Repayments) advances from parent company, net                         (5,205)                             14,183
         Distributions to partners                                                  -                               (1,500)
                                                                             ---------                            --------

           Net cash provided by financing activities                            13,720                               5,959
                                                                             ---------                            --------


           Net increase in cash and cash equivalents                               318                               1,682

Cash and cash equivalents at beginning of period                                 1,616                               1,687
                                                                             ---------                            --------

Cash and cash equivalents at end of period                                    $  1,934                            $  3,369
                                                                             =========                            ========

See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
                                  (Unaudited)

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

                        ADAMS OUTDOOR ADVERTISING, INC.

                                BALANCE SHEETS


                                                                         September 30,
                                                                             2000              December 31,
                                     ASSETS                               (Unaudited)              1999
                                                                        ---------------           -----
Investment............................................................           $   40            $  40
                                                                                 ======            =====

                              STOCKHOLDER'S EQUITY

Preferred stock, $0.001 par value
      Authorized 800,000 shares; no shares issued and outstanding.....           $   --            $  --
Common stock, $0.001 par value
      Authorized 200,000 shares; 10,000 shares issued and outstanding.              100              100
Additional paid-in capital............................................              900              900
Common stock subscribed...............................................             (960)            (960)
                                                                                 ------            -----
                                                                                 $   40            $  40
                                                                                 ======            =====


       See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       Quarters Ended      Nine Months Ended
                                        September 30,         September 30,
                                      2000        1999       2000      1999
                                      ----        ----       ----      ----

Revenues........................... $      --   $     --   $     --  $      --
Expenses........................... $      --   $     --   $     --  $      --
                                    ---------   --------   --------   --------
Net income......................... $      --   $     --   $     --  $      --
                                    =========   ========   ========  =========


        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                          2000       1999
                                                          ----       ----
Cash flows from operating activities................    $   --      $  --
Cash flows from investing activities................        --         --
Cash flows from financing activities................        --         --
                                                        ------      ------

      Net change in cash............................        --         --
Cash at beginning of period.........................        --         --
                                                        ------      ------
Cash at end of period...............................    $   --      $  --
                                                        ======      ======


        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                              September 30, 2000
                                  (Unaudited)

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



Results of Operations

Quarter Ended September 30, 2000 Compared With Quarter Ended September 30, 1999
-------------------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the quarter ended September 30, 2000 of $24.0 million increased by 30.8% from $18.4 million for the comparable period in 1999. This increase resulted from higher advertising rates and an increase in the number of displays sold, as well as revenues generated by HSP Graphics.

Direct advertising expenses for the quarter ended September 30, 2000 of $11.8 million increased by 39.4% from $8.5 million for the comparable period in 1999. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates, as well as direct advertising expenses generated by HSP Graphics.

Corporate general and administrative expenses for the quarter ended September 30, 2000 of $807,000 decreased by 14.6% from $946,000 for the comparable period in 1999. This decrease was attributable to a decrease in corporate taxes, directors' fees and managers' meeting expenses for the third quarter of 2000.

Depreciation and amortization for the quarter ended September 30, 2000 of $2.4 million increased by 73.5% from $1.4 million for the comparable period in 1999. Depreciation expense increased due to acquisitions and new builds, and amortization expense increased due to the amortization of goodwill for HSP Graphics and Horizon Outdoor Advertising.

Deferred compensation expense for the quarter ended September 30, 2000 of $510,000 increased by 41.7% from $360,000 for the comparable period in 1999.

Interest expense for the quarter ended September 30, 2000 of $4.9 million increased by 51.3% from $3.2 million for the third quarter of 1999. For the quarters ended September 30, 2000 and September 30, 1999, the effective interest rates were 10.8% and 10.0%, respectively, on average outstanding balances of $158.5 million and $123.8 million, respectively.

During the quarter ended September 30, 1999, the Company incurred an extraordinary loss of $194,000 on the early extinguishment of $3.3 million of its Senior Notes.

Net income for the quarter ended September 30, 2000 decreased to $3.4 million from $3.8 million for the comparable period in 1999 as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership, the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the quarter ended September 30, 2000 of $11.4 million increased by 27.4% from $8.9 million for the comparable period in 1999.



Results of Operations

Nine Months Ended September 30, 2000 Compared With Nine Months Ended September
------------------------------------------------------------------------------
30, 1999
--------

Net revenues (gross revenues net of agency commissions) for the nine months ended September 30, 2000 of $61.5 million increased by 20.5% from $51.0 million for the comparable period in 1999. This increase resulted from higher advertising rates and an increase in the number of displays sold, as well as revenues generated by HSP Graphics since the purchase date.

Direct advertising expenses for the nine months ended September 30, 2000 of $30.8 million increased by 24.4% from $24.8 million for the comparable period in 1999. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates, as well as direct advertising expenses generated by HSP Graphics since the purchase date.

Corporate general and administrative expenses for the nine months ended September 30, 2000 of $2.4 million increased by 6.1% from $2.2 million for the comparable period in 1999. This increase was attributable to an increase in corporate taxes, as well as the monthly dues paid to the Outdoor Advertising Association of America, which were expensed at the plant level during the first nine months of 1999.

Depreciation and amortization for the nine months ended September 30, 2000 of $5.7 million increased by 11.6% from $5.2 million for the comparable period in 1999. Depreciation expense decreased due to structures which became fully depreciated at the end of 1999. This was offset by an increase in amortization expense due to the amortization of goodwill for HSP Graphics and Horizon Outdoor Advertising.

Deferred compensation expense for the nine months ended September 30, 2000 of $1.2 million did not change from the comparable period in 1999.

Interest expense for the nine months ended September 30, 2000 of $12.3 million increased by 22.0% from $10.1 million for the comparable period in 1999. For the nine months ended September 30, 2000 and September 30, 1999, the effective interest rates were 10.3% and 10.0%, respectively, on average outstanding balances of $145.0 million and $129.7 million, respectively.

During the nine months ended September 30, 1999, the Company incurred an extraordinary loss of $194,000 on the early extinguishment of $3.3 million of its Senior Notes.

Net income for the nine months ended September 30, 2000 increased to $8.7 million from $4.9 million for the comparable period in 1999 as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership, the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the nine months ended September 30, 2000 of $28.3 million increased by 17.9% from $24.0 million for the comparable period in 1999.

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

The Company's primary sources of cash are net cash generated from operating activities and borrowings under the Credit Facility. The Company's net cash provided by operations increased to $5.8 million for the nine months ended September 30, 2000 from $2.7 million for the nine months ended September 30, 1999.

The Company expects that its capital expenditures during 2000 will be approximately $11.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company made capital expenditures of $6.0 million during the nine months ended September 30, 2000 compared to $7.1 million during the nine months ended September 30, 1999.

At September 30, 2000 and December 31, 1999, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $4.3 million and $3.8 million, respectively, in the aggregate. The Credit Facility and the Indenture permit the payment of the deferred compensation when due, subject to certain annual limitations. Such payments are scheduled to be paid during the 1998 through 2002 period. During the nine months ended September 30, 2000, payments of deferred compensation totaled $730,000.

The Company has revolving credit facilities of up to $65 million, $35 million secured and $30 million unsecured. At September 30, 2000, the outstanding borrowings were $58.5 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the secured credit facility. The agreement governing the secured credit facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

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

Date:  November 14, 2000        ADAMS OUTDOOR ADVERTISING
                                LIMITED PARTNERSHIP

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