Form 10-Q
period 2001-03-31
ADAMS OUTDOOR ADVERTISING LTD PARTNERSHIP; ADAMS OUTDOOR ADVERTISING INC
filed 2001-05-14
CIK 1011976, 1011977

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                                March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __
                                       --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (Applicable only to Adams Outdoor Advertising, Inc.)

Class               Outstanding as of May 14, 2001
-----               ------------------------------
Common Stock,       10,000
$.001 par value

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                        ADAMS OUTDOOR ADVERTISING, INC.

                 Securities and Exchange Commission Form 10-Q
                  for the First Quarter Ended March 31, 2001

                                 INDEX

                                                                                                    Page Number
                                                                                                    -----------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets of Adams Outdoor
        Advertising Limited Partnership as of
        March 31, 2001 (unaudited) and December 31, 2000............................................         1

        Consolidated Statements of Operations of
        Adams Outdoor Advertising Limited Partnership
        for the quarters ended March 31, 2001
        and 2000 (unaudited)........................................................................         2

        Consolidated Statements of Cash Flows of
        Adams Outdoor Advertising Limited Partnership
        for the three months ended March 31, 2001
        and 2000 (unaudited)........................................................................         3

        Notes to Interim Consolidated Financial Statements of
        Adams Outdoor Advertising Limited Partnership (unaudited)...................................         4

        Balance Sheets of Adams Outdoor
        Advertising, Inc. as of  March 31, 2001 (unaudited)
        and December 31, 2000.......................................................................         6

        Statements of Operations of
        Adams Outdoor Advertising, Inc. for the  quarters ended
        March 31, 2001 and 2000 (unaudited).........................................................         7

        Statements of Cash Flows of
        Adams Outdoor Advertising, Inc. for the
        three months ended March 31, 2001 and 2000 (unaudited) .....................................         8

        Notes to Interim Financial Statements of
        Adams Outdoor Advertising, Inc. (unaudited).................................................         9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.........................................................        10

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings....................................  14
        Item 2. Changes in Securities................................  14
        Item 3. Defaults Upon Senior Securities......................  14
        Item 4. Submission of Matters to a Vote of Security Holders..  14
        Item 5. Other Information....................................  14
        Item 6. Exhibits and Reports on Form 8-K.....................  14

SIGNATURES...........................................................  15

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                             March 31,
                                                                               2001          December 31,
                        ASSETS                                              (unaudited)           2000
                                                                            -----------      ------------
Current assets:
 Cash and cash equivalents                                                    $    908         $  2,217
 Investments                                                                     2,540            2,684
 Accounts receivable, less allowance for doubtful accounts of
   $788 and $1,209 at March 31, 2001 and December 31, 2000,
   respectively                                                                 13,355           10,185
 Receivables from related parties                                                   73            1,234
 Inventories                                                                       465              413
 Prepaid rent                                                                    3,902            3,553
 Prepaid expenses                                                                1,533            1,272
                                                                              --------         --------
   Total current assets                                                         22,776           21,558

Property, plant and equipment, net                                              79,123           61,257
Goodwill and intangible assets, net                                             42,195           42,544
Other assets                                                                       142              113
                                                                              --------         --------
                                                                              $144,236         $125,472
                                                                              ========         ========
                LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
 Current portion of long-term debt                                            $ 80,342         $ 56,406
 Notes payable to officers                                                       5,133            5,133
 Accounts payable                                                                1,469            1,167
 Interest payable                                                                  895            3,218
 Accrued expenses and other liabilities                                          3,269            4,532
 Deferred compensation                                                             241              241
                                                                             ---------         --------
   Total current liabilities                                                    91,349           70,697

Long-term debt, less current installments                                       98,764           99,297
Deferred compensation                                                            8,085            7,886
Advances from AOA Holding LLC                                                    6,103            8,697
                                                                             ---------         --------
  Total liabilities                                                            204,301          186,577

Commitments and contingencies

Partners' deficit:
 General partners' deficit                                                     (67,829)         (67,829)
 Limited partners' equity                                                        7,963            6,792
 Foreign currency adjustment                                                      (198)             (68)
                                                                             ---------         --------
  Total partners' deficit                                                      (60,065)         (61,105)
                                                                             ---------         --------
                                                                             $ 144,236         $125,472
                                                                             =========         ========

 See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in Thousands)

                                            Quarter Ended
                                              March 31,
                                          2001        2000
                                         ------      ------
Gross Revenues                          $ 21,731    $17,330
 Less agency commissions                   1,706      1,452
                                        --------    -------
   Net outdoor advertising revenue        20,025     15,877

Operating expenses:
 Direct advertising expenses              10,383      8,476
 Corporate general and administrative         10        705
 Depreciation and amortization             2,575      1,602
 Deferred compensation                       366        360
                                         -------    -------
   Total operating expenses               13,334     11,143
                                         -------    -------
   Operating income                        6,691      4,735
                                         -------    -------
Other expenses (income):
 Interest expense                          4,711      3,257
 Interest expense - related parties          545        112
 Other expense (income), net                 133        (10)
 Gain on disposals of property, plant
  and equipment, net                          (2)        (1)
                                         -------    -------
   Total other expenses                    5,388      3,357
                                         -------    -------
   Income before taxes                     1,303      1,378

   Income tax provision                      134          -
                                         -------    -------
   Net income                            $ 1,169    $ 1,378
                                         =======    =======

See accompanying notes to unaudited interim financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                   Three Months Ended
                                                                         March 31,
                                                                      2001       2000
                                                                    --------   -------
Cash flows from operating activities:
 Net Income                                                         $  1,169   $ 1,378
 Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation                                                        2,055     1,554
   Amortization of goodwill and intangible assets                        739       192
   Deferred compensation expense                                         366       435
   Payments of deferred compensation                                    (167)     (509)
   Barter income                                                          (5)      (89)
   Gain on disposals of property, plant and
    equipment, net                                                        (2)        -
   Gain on foreign currency exchange                                    (129)        -
   Change in unrealized gain on investments                              144         -

   Changes in assets and liabilities:
    Increase in accounts receivable, net                              (2,009)   (3,481)
    (Increase) decrease in inventories                                   (53)       10
    Increase in prepaid rent and other prepaid expenses                 (639)     (376)
    (Decrease) increase in accounts payable and accrued expenses        (956)      283
    Decrease in interest payable                                      (2,323)   (2,548)
                                                                    --------   -------
     Net cash used in operating activities                            (1,808)   (3,151)

Cash flows from investing activities:
    Additions to property, plant and equipment                        (1,172)   (2,351)
    Proceeds from sale of property, plant
      and equipment                                                        2         7
    Purchase of PNE Media                                            (19,140)        -
                                                                    --------   -------
     Net cash used in investing activities                           (20,310)   (2,344)

Cash flows from financing activities:
    Payments on long-term debt                                        (4,402)   (6,387)
    Advances on revolving line of credit                              27,804    14,594
    Advances from parent company, net                                 (2,594)   (2,596)
                                                                    --------   -------
     Net cash provided by financing activities                        20,808     5,611
                                                                    --------   -------

     Net (decrease) increase in cash and cash equivalents             (1,309)      116

Cash and cash equivalents at beginning of period                       2,217     1,616
                                                                    --------   -------
Cash and cash equivalents at end of period                          $    908   $ 1,732
                                                                    ========   =======

 See accompanying notes to unaudited interim consolidated financial statements.

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                  (Unaudited)

(1) Basis of Presentation

  The accompanying unaudited consolidated financial statements included herein have been prepared by Adams Outdoor Advertising Limited Partnership (the "Company") in accordance with the instructions for Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the information for the periods described, have been made. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the Company's 2000 Annual Report on Form 10-K. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.


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

  On January 1, 2001, the Company acquired certain assets of PNE Media ("PNE") and Four Winds, Inc. ("Four Winds"), both outdoor advertising companies in South Carolina. The total amount of consideration was $19,000,000 paid in cash. The transaction was accounted for as a purchase, and, as such, the results of PNE/Four Wind's operations have been included in the Company's financial statements from the date of acquisition. The estimated excess of purchase price over the fair value of the net assets acquired, which was approximately $500,000, was preliminarily allocated to goodwill and is being amortized on a straight-line basis over a period of 20 years. The purchase price allocation for PNE/Four Winds is preliminary and is subject to change based upon final analysis of information the Company has arranged to obtain.

                        ADAMS OUTDOOR ADVERTISING, INC.

                                 BALANCE SHEETS

                                                                               March 31,
                                                                                 2001           December 31,
                           ASSETS                                             (Unaudited)           2000
                                                                            ---------------     ------------
Investment............................................................           $   40             $  40
                                                                                 ======             =====
                   STOCKHOLDER'S EQUITY

Preferred stock, $0.001 par value
   Authorized 800,000 shares; no shares issued and outstanding.......            $    -             $   -
Common stock, $0.001 par value
   Authorized 200,000 shares; 10,000 shares issued and outstanding....              100               100
Additional paid-in capital............................................              900               900
Common stock subscribed...............................................             (960)             (960)
                                                                                  -----             -----
                                                                                 $   40             $  40
                                                                                 ======             =====


        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Quarters Ended
                                                                 March 31,
                                                               2001    2000
                                                              ------  ------
Revenues....................................................  $    -  $    -
Expenses....................................................       -       -
                                                              ======  ======
Net income..................................................  $    -  $    -
                                                              ======  ======


       See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    ------------------
                                                                                      2001       2000
                                                                                    -------    -------
Cash flows from operating activities............................................    $     -     $    -
Cash flows from investing activities............................................          -          -
Cash flows from financing activities............................................          -          -
                                                                                    -------     ------
      Net change in cash........................................................          -          -
Cash at beginning of period.....................................................          -          -
                                                                                    -------     ------
Cash at end of period...........................................................    $     -     $    -
                                                                                    =======     ======

        See accompanying notes to unaudited interim financial statements

                        ADAMS OUTDOOR ADVERTISING, INC.
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 March 31, 2001
                                  (Unaudited)

(1) Basis of Presentation

  The accompanying unaudited financial statements included herein have been prepared by Adams Outdoor Advertising, Inc. ("AOAI") in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the information for the periods described, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations. Although AOAI believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with AOAI's 2000 Annual Report on Form 10-K.


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

  Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include forward-looking terminology such as "believes," "anticipates," "expects," "would," "estimate," "continue," or the negative thereof or variations thereon or comparable terminology. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such forward-looking statements. Other factors that could affect such results, performance or achievement are set forth in "Risk Factors" in Amendment No. 3 to the Company's Registration Statement on Form S-4 (Registration No. 333-03338) as updated by the Company's Annual Report on Form 10-K for the year ended December 31, 2000 including those risks to the Company presented by financial leverage, government regulation with respect to zoning, competition and general economic conditions.



Results of Operations

Quarter Ended March 31, 2001 Compared With Quarter Ended March 31, 2000
-----------------------------------------------------------------------

  Net revenues (gross revenues net of agency commissions) for the quarter ended March 31, 2001 of $20.0 million increased by 26.1% from $15.9 million for the comparable period in 2000. This increase resulted from higher advertising rates and an increase in the number of displays sold, as well as revenues generated by HSP, Horizon and PNE during the first quarter of 2001.

  Direct advertising expenses for the quarter ended March 31, 2001 of $10.4 million increased by 22.5% from $8.5 million for the comparable period in 2000. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates, as well as direct advertising expenses generated by HSP, Horizon and PNE during the first quarter of 2001.

  Corporate general and administrative expenses for the quarter ended March 31, 2001 of $10,000 decreased significantly from $705,000 for the comparable period in 2000. This decrease was attributable to the first quarter 2001 release of insurance reserves booked in 2000, for which the actual costs were significantly less than anticipated. In addition, bonuses which were accrued for in 2000 have not been and will not be paid.

  Depreciation and amortization for the quarter ended March 31, 2001 of $2.6 million increased by 60.7 % from $1.6 million for the comparable period in 2000. Depreciation expense increased due to new builds in 2000, as well as the acquisitions of HSP, Horizon and PNE. Amortization expense increased due to the amortization of goodwill for HSP and Horizon.

  Deferred compensation expense for the quarter ended March 31, 2001 of $366,000 increased by 1.6% from $360,000 for the comparable period in 2000.

  Interest expense for the quarter ended March 31, 2001 of $5.3 million increased by 56.0% from $3.4 million for the first quarter of 2000. For the quarters ended March 31, 2001 and March 31, 2000, the effective interest rates were 10.7% and 10.2% on average outstanding balances of $171.3 million and $126.3 million, respectively.

  Net income for the quarter ended March 31, 2001 decreased to $1.2 million from $1.4 million for the comparable period in 2000 as a result of the items discussed above.

  Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership, the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the quarter ended March 31, 2001 of $9.6 million increased by 43.8% from $6.7 million for the comparable period in 2000.


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

  The Company's primary sources of cash are net cash generated from operating activities and borrowings under the Credit Facility. The Company's net cash used in operations decreased to $1.8 million for the three months ended March 31, 2001 from $3.2 million for the three months ended March 31, 2000.

  The Company expects that its capital expenditures during 2001 will be approximately $29.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company made capital expenditures of $1.2 million during the three months ended March 31, 2001 compared to $2.4 million during the three months ended March 31, 2000.

  At March 31, 2001 and December 31, 2000, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $5.8 million and $5.4 million, respectively, in the aggregate. The Credit Facility and the Indenture permit the payment of the deferred compensation when due, subject to certain annual limitations. Such payments are scheduled to be paid during the 1998 through 2002 period. During the three months ended March 31, 2001, payments of deferred compensation totaled $167,000.

  The Company has revolving credit facilities of up to $80 million, $35 million secured and $45 million unsecured. At March 31, 2001, the outstanding borrowings were $79.8 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the secured credit facility. The agreement governing the secured credit facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

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

  On January 1, 2001, the Company acquired certain assets of PNE Media ("PNE") and Four Winds, Inc. ("Four Winds"), both outdoor advertising companies in South Carolina. The total amount of consideration was $19,000,000 paid in cash. The transaction was accounted for as a purchase, and, as such, the results of PNE/Four Wind's operations have been included in the Company's financial statements from the date of acquisition. The estimated excess of purchase price over the fair value of the net assets acquired, which was approximately $500,000, was preliminarily allocated to goodwill and is being amortized on a straight-line basis over a period of 20 years. The purchase price allocation for PNE/Four Winds is preliminary and is subject to change based upon final analysis of information the Company has arranged to obtain.

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

  (a) No exhibits are included herein.

  (b) No reports on Form 8-K have been filed during the quarter for which the report is filed.

                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001                 ADAMS OUTDOOR ADVERTISING
                                   LIMITED PARTNERSHIP

                                   By Adams Outdoor Advertising, Inc.
                                   Its General Partner


                                   By  /s/ J. Kevin Gleason
                                   -------------------------------------
                                   J. Kevin Gleason
                                   President and Chief Executive Officer


                                   By  /s/ Abe Levine
                                   -------------------------------------
                                   Abe Levine
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


                                   ADAMS OUTDOOR ADVERTISING, INC.



                                   By  /s/ J. Kevin Gleason
                                   -------------------------------------
                                   J. Kevin Gleason
                                   President and Chief Executive Officer


                                   By /s/ Abe Levine
                                   -------------------------------------
                                   Abe Levine
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)